Form 10-Q
period 1998-06-30
INTERNATIONAL INTEGRATION INC
filed 1998-08-14
CIK 1060233

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM          TO

     COMMISSION FILE NUMBER: 000-24409

                     INTERNATIONAL INTEGRATION INCORPORATED

             (Exact Name of Registrant as Specified in Its Charter)

                                    DELAWARE
                          (State or Other Jurisdiction
                         Incorporation or Organization)

                         101 MAIN STREET, CAMBRIDGE, MA
                    (Address of Principal Executive Offices)

                                   04-3169145
                                (I.R.S. Employer
                              Identification No.)

                                     02142
                                   (Zip Code)

                                  617-250-2500
              (Registrant's Telephone Number, Including Area Code)

                                      N/A
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No [ ]

As of August 11, 1998 there were 16,175,432 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                     INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I -  FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1998 and
          December 31, 1997                                                   2

          Consolidated Statements of Income for the Three and Six Months
          Ended June 30, 1998 and 1997                                        3

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1998 and 1997                                        4

          Notes to Consolidated Financial Statements                          5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        6-12


PART II - OTHER INFORMATION:

Item 4.   Submission of Matters to a Vote of Security Holders                13

Item 6.   Exhibits and Reports on Form 8-K                                   13

Signatures                                                                   14

Exhibit Index                                                                15

Exhibit 11.1 Statement Regarding Computation of Earnings Per Share

Exhibit 27.1 Financial Data Schedule

               INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                          CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)

                                                                                June 30,       December 31,
                                                                                  1998             1997
                                                                                --------       ------------
                                                                              (unaudited)
Current assets:
     Cash and cash equivalents                                                  $41,559           $10,822
     Accounts receivable, net of reserve of $112 and $196, respectively           6,870             5,906
     Unbilled revenues                                                            2,134               708
     Prepaid expenses and other current assets                                      127               429
     Deferred income taxes                                                        1,126               812
                                                                                -------           -------
          Total current assets                                                   51,816            18,677

Property and equipment, at cost:
     Computers and equipment                                                      2,623             2,527
     Furniture and fixtures                                                       1,014               602
                                                                                -------           -------
          Total property and equipment, at cost                                   3,637             3,129

     Less- accumulated depreciation                                               1,257               838
                                                                                -------           -------
          Total property and equipment, net                                       2,380             2,291

Other assets                                                                        582               144
                                                                                -------           -------

     Total assets                                                               $54,778           $21,112
                                                                                =======           =======
Current liabilities:
     Accounts payable                                                           $ 1,027           $   483
     Accrued expenses                                                             4,313             2,956
     Current portion of long-term obligations                                       254               268
     Accrued income taxes                                                           126                 1
     Deferred revenues                                                            6,879             7,116
                                                                                -------           -------
          Total current liabilities                                              12,599            10,824

Long-term obligations                                                               556               672

Stockholders' equity:
     Preferred stock $0.01 par value; 1,000,000 shares authorized;
          no shares issued or outstanding                                             -                 -
     Common stock $0.01 par value; 100,000,000 shares authorized;                   161               129
          16,146,741 and 12,537,467 shares issued at June 30,
          1998 and 1997, respectively; 16,143,740 and 12,534,466
          shares outstanding at June 30, 1998 and 1997, respectively
     Additional paid-in capital                                                  30,537             1,516
     Treasury stock, 3,001 shares at cost                                            (8)               (8)
     Note receivable from stockholder                                              (533)             (533)
     Retained earnings                                                           11,464             8,512
     Cumulative translation adjustment                                                2                 -
                                                                                -------           -------
          Total stockholders' equity                                             41,623             9,616
                                                                                -------           -------

              Total liabilities and stockholders' equity                        $54,778           $21,112
                                                                                =======           =======



   The accompanying notes are an integral part of these consolidated financial statements

               INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                                    ---------------------             ---------------------
                                                      1998          1997                1998          1997
                                                    -------       -------             -------       -------

Net revenues                                        $ 9,901       $ 6,633             $18,729       $12,231
Project personnel and software costs                  4,034         2,474               7,646         4,474
                                                    -------       -------             -------       -------
         Gross profit                                 5,867         4,159              11,083         7,757
Operating expenses
    Selling and marketing                             1,076           808               1,926         1,438
    General and administrative                        2,410         1,672               4,657         3,169
                                                    -------       -------             -------       -------
         Total operating expenses                     3,486         2,480               6,583         4,607
                                                    -------       -------             -------       -------
Operating income                                      2,381         1,679               4,500         3,150
Other income, net                                       166            76                 296           128
                                                    -------       -------             -------       -------
         Income before income taxes                   2,547         1,755               4,796         3,278
Provision for income taxes                              966           684               1,843         1,278
                                                    =======       =======             =======       =======
         Net income                                 $ 1,581       $ 1,071             $ 2,953       $ 2,000
                                                    =======       =======             =======       =======

Earnings per share
    Basic                                           $  0.12       $  0.09             $  0.22       $  0.16
                                                    =======       =======             =======       =======
    Diluted                                         $  0.09       $  0.07             $  0.18       $  0.14
                                                    =======       =======             =======       =======

Weighted average shares outstanding
    Basic                                            13,729        12,535              13,473        12,527
    Diluted                                          17,384        14,646              16,874        14,459



  The accompanying notes are an integral part of these consolidated financial statements

               INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                         Six Months Ended
                                                                              June 30,
                                                                      ----------------------
                                                                        1998           1997
                                                                      -------        -------
Cash flows from operating activities:
    Net income                                                        $ 2,953        $ 2,000
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                      419            208
       Loss on disposal of fixed assets                                     -             97
       Deferred income taxes                                             (314)          (585)
       Changes in operating assets and liabilities:
          Accounts receivable                                            (964)          (519)
          Unbilled revenues                                            (1,426)             5
          Prepaid expenses and other current assets                       302             50
          Accounts payable                                                544             14
          Accrued expenses                                              1,357            950
          Accrued income taxes                                            125            (66)
          Deferred revenues                                              (238)         2,641
                                                                      -------        -------
             Net cash provided by operating activities                  2,758          4,795

Cash flows from investing activities:
    Purchases of property and equipment                                  (508)        (1,099)
    Other                                                                (438)           (50)
                                                                      -------        -------
             Net cash used in investing activities                       (946)        (1,149)

Cash flows from financing activities:
    Repayment of long-term obligations                                   (129)          (112)
    Proceeds from exercise of stock options                               335             88
    Proceeds from initial public offering                              28,719              -
    Purchase of treasury stock                                              -             (7)
                                                                      -------        -------
             Net cash provided by (used in) financing activities       28,925            (31)
                                                                      -------        -------

Net increase in cash and cash equivalents                              30,737          3,615

Cash and cash equivalents, beginning of period                         10,822          3,889
                                                                      -------        -------

Cash and cash equivalents, end of period                              $41,559        $ 7,504
                                                                      =======        =======


  The accompanying notes are an integral part of these consolidated financial statements

               INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared by International Integration Incorporated ("i-Cube" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Registration Statement on Form S-1 (File No. 333-50889). The accompanying consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods presented. The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of results to be expected for the full year.

2.   EARNINGS PER SHARE

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in the year ended December 31, 1997. All historical earnings per share ("EPS") data have been presented to conform to the provisions of this statement. SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method).

          The following table reconciles the denominator of the basic and diluted earnings per share computation as shown on the Consolidated Statements of Income (in thousands):

                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
                                              --------------------------        ---------------------------
                                                 1998            1997              1998             1997
                                              ----------      ----------        ----------       ----------
                                                        (unaudited)                        (unaudited)

       Basic common shares outstanding          13,729           12,535            13,473           12,527
       Stock options                             3,655            2,111             3,401            1,932
                                                ------           ------            ------           ------
       Diluted common and common
       equivalent shares                        17,384           14,646            16,874           14,459

3.   NEW ACCOUNTING PRONOUNCEMENTS

          In March 1998, Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", was issued which provides guidance in addressing whether and under what condition the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the six month period or the three month period ended June 30, 1998.

               INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



OVERVIEW

         International Integration Incorporated ("i-Cube") provides application migration and custom software development services on a fixed-price, fixed-time basis to Fortune 1000 companies and other large enterprises. i-Cube utilizes its proprietary development methodologies and technologies, known as i-Structure, to implement large-scale, complex application migration and custom development projects based on a multi-tier client/server architecture. The Company offers a full range of iMPACT services including information systems consulting, application migration, custom software development and customer support.

         The Company derives substantially all of its revenues from technology consulting services. The Company's services are principally provided on a fixed-price, fixed-time basis. In developing the fixed-price of a project, the Company follows a process that assesses the technical complexity of the project, the nature of the work, the functions to be performed, the resources required to complete the engagement, and the extent to which the Company will deploy its internally-developed software tools to deliver the solution.

         The Company typically receives a substantial advance payment from its customers upon contract signing, with additional payments required upon the attainment of project milestones. Deferred revenues consist principally of amounts billed in advance for the Company's technology consulting contracts that will be recognized upon performance and amounts received from customers in excess of revenues recognized to date.

         The Company has traditionally depended upon a few major clients for a majority of its revenues. During the six months ended June 30, 1998 revenues from four clients accounted for 24%, 15%, 12% and 12%, respectively, of the Company's net revenues. During 1997, revenues from five clients accounted for 29%, 19%, 14%, 11%, and 10%, respectively, of the Company's net revenues. Although the Company's strategy is to broaden its customer base, there can be no assurance that such customer concentration will actually diminish, and the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon contracts with a small number of customers.

         The Company's revenues and earnings may fluctuate from quarter to quarter based on the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, the accuracy of estimates of resources required to complete ongoing projects, general economic conditions and other factors.

RESULTS OF OPERATIONS

         The following table sets forth certain items included in the Company's Consolidated Statements of Income as a percentage of net revenues for the periods indicated:

                                          Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                          ------------------         ----------------
                                          1998          1997         1998        1997
                                          ----          ----         ----        ----
Net revenues                              100%          100%         100%        100%
Project personnel and software costs       41            37           41          37
                                          ---           ---          ---         ---
     Gross profit                          59            63           59          63
Operating expenses:
  Selling and marketing                    11            12           10          12
  General and administrative               24            26           25          26
                                          ---           ---          ---         ---
     Total operating expenses              35            38           35          38
                                          ---           ---          ---         ---
Operating income                           24            25           24          25
Other income, net                           2             1            2           1
                                          ---           ---          ---         ---
     Income before income taxes            26            26           26          26
Provision for income taxes                 10            10           10          10
                                          ---           ---          ---         ---
     Net income                            16%           16%          16%         16%
                                          ===           ===          ===         ===


NET REVENUES

         The Company's net revenues increased by $3.3 million, or 49%, to $9.9 million in the three months ended June 30, 1998 from $6.6 million for the comparable period in 1997. Net revenues increased by $6.5 million, or 53% to $18.7 million in the first six months of 1998 from $12.2 million for the comparable period in 1997. This increase in net revenues was primarily attributable to an increased volume of projects from new customers and the leveraging of existing client relationships to obtain repeat business. During the three months ended June 30, 1998, the Company's five largest customers accounted for 72% of net revenues as compared to 81% for the comparable period in 1997. During the three months ended June 30, 1998, the Company had four customers that each accounted for 10% or more of net revenues.

PROJECT PERSONNEL AND SOFTWARE COSTS

         Project personnel and software costs consist primarily of compensation and related costs of personnel dedicated to customer assignments and personnel assigned to developing and enhancing the Company's methodologies and technologies deployed during the project delivery process. Project personnel and software costs also include fees paid to subcontractors for work performed in connection with projects and non-reimbursed project travel expenses. Project personnel and software costs increased 63%, to $4.0 million in the three months ended June 30, 1998 from $2.5 million for the comparable period in 1997. As a percentage of net revenues, these costs were 41% and 37%, respectively, in the 1998 and 1997 periods. Project personnel and software costs increased 71%, to $7.6 million in the six months ended June 30, 1998 from $4.5 million for the comparable period in 1997. As a percentage of net revenues, these costs were 41% and 37%, respectively, in the 1998 and 1997 periods. The dollar and percentage increase in project personnel and software costs in both the three month and six month periods in 1998 were primarily attributable to the hiring of additional and more experienced personnel required to deliver the Company's services and increases in per person compensation costs. Project personnel headcount increased to 172 at June 30, 1998 from 121 at June 30, 1997.

SELLING AND MARKETING

         Selling and marketing costs consist primarily of compensation and related costs of sales and marketing personnel, travel expenses and marketing programs and promotion costs. Selling and marketing costs increased 33%, to $1.1 million in the three months ended June 30, 1998 from $0.8 million for the comparable period in 1997. As a percentage of net revenues, these costs were 11% and 12% in the three months ended June 30, 1998 and 1997, respectively. Selling and marketing costs increased 34% to $1.9 million in the six months ended June 30, 1998 from $1.4 million for the comparable period in 1997. As a percentage of net revenues, these costs were 10% and 12%, respectively, in the six months ended June 30, 1998 and 1997. The increase in selling and marketing costs in absolute dollars was primarily attributable to increased spending on promotional activities. Sales and marketing personnel remained constant at 17 employees at June 30, 1998 and 1997.

GENERAL AND ADMINISTRATIVE

         General and administrative costs consist primarily of compensation and related costs of the Company's management and administrative functions, including finance and accounting, human resources, internal information technology, and the costs of the Company's facilities and other general corporate expenses. General and administrative costs increased 44% to $2.4 million in the three months ended June 30, 1998 from $1.7 million for the comparable period in 1997. As a percentage of net revenues, these costs were 24% and 26%, respectively, in the three months ended June 30, 1998 and 1997.
General and administrative costs increased 47% to $4.7 million in the six months ended June 30, 1998 from $3.2 million for the comparable period in 1997. As a percentage of net revenues, these costs were 25% and 26%, respectively, in the six months ended June 30, 1998 and 1997. The decline in general and administrative costs as a percentage of revenues reflects a decline in administrative staff as a percentage of total staff and more efficient space utilization of the Company's facilities in 1998. The increase in general and administrative costs in absolute dollars was primarily attributable to an increase in general and administrative personnel to 33 at June 30, 1998 from 20 at June 30, 1997.

OTHER INCOME, NET

         Other income, net consists primarily of interest income from the Company's cash balances and interest expense associated with fixed asset purchases made under the Company's equipment line of credit and obligations under capital leases. Other income, net was approximately $166,000 and $76,000 for the three months ended June 30, 1998 and 1997, respectively. Other income, net was approximately $296,000 and $128,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in other income, net was principally due to the year over year increase in cash and cash equivalents.

PROVISION FOR INCOME TAXES

         The Company's effective rate for federal and state income taxes was 39% for 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

         In June, 1998 the Company completed an initial public offering of common stock resulting in net proceeds to the Company of approximately $28.7 million.

         The Company's cash balances increased to $41.6 million at June 30, 1998 from $10.8 million at December 31, 1997. The increase in cash was primarily due to proceeds from the Company's initial public offering and cash generated from operations. The Company's working capital was $39.2 million at June 30, 1998 as compared to $7.9 million at December 31, 1997.

         The Company's operating activities provided cash from operations of $2.8 million for the six months ended June 30, 1998 as compared to $4.8 million provided from operations for the comparable period in 1997. The decrease in cash provided from operations in 1998 as compared to 1997 was due principally to an increase in unbilled revenues in 1998 as compared to a decrease in 1997 and to a decrease in deferred revenues in 1998 as compared to an increase in 1997. The increase in unbilled revenues and lower deferred revenues in 1998 were the result of the timing of milestone billings on some of the Company's fixed price contracts.

         The Company used cash of $0.9 million for investing activities for the six months ended June 30, 1998 as compared to $1.1 million used in the comparable period of 1997. Cash used for investing activities consisted primarily of purchases of property and equipment, principally computer equipment and software, to support the growing base of employees and costs associated with the implementation of the Company's internal financial system.

         The Company maintains a $2.0 million working capital line of credit (the "Line") with Silicon Valley Bank, which expires in August 1998. Under the Line, the Company may borrow the lesser of $2.0 million or 75% of eligible accounts receivable, as defined in the loan agreement. The Company is required to comply with certain operational and financial covenants under the Line if there are borrowings under the Line. At June 30, 1998 the Company was in compliance with these requirements and no borrowings have been made under the Line.

         The Company expects that cash flows from operations and the net proceeds from its initial public offering will be sufficient to meet the working capital requirements of the Company for at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 1998, Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", was issued which provides guidance in addressing whether and under what condition the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or cash flows for the six months or three months ended June 30, 1998.

SAFE HARBOR PROVISION

         This Form 10-Q includes forward-looking statements (statements that are not historical facts) such as statements about future net revenues and profits, capital expenditures, liquidity sources and needs, working capital needs, increase in personnel and related costs, opening additional offices, general and administrative expenses, sales and marketing expenses, and other costs as a percentage of net revenues. These forward-looking statements are subject to several risks and uncertainties and the Company's actual future results may differ significantly from those stated in any forward looking statements. While it is impossible to identify each factor and event that could affect the Company's results, variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during the period, the number of working days in a period, employee hiring, retention, and acceptance and profitability of the Company's services in new territories.
The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new clients and may depend on factors such as the size and scope of the assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from period to period.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

     The Company's results of operations have varied significantly in the past and may vary significantly in the future, on a quarterly and annual basis, as a result of a variety of factors, many of which are outside the Company's control. The Company's expense levels are based, in significant part, on anticipated contract requirements and on other expectations of future revenues and are relatively fixed in the short term. Consequently, if revenue levels are below expectations, including without limitation as a result of an unanticipated delay in or termination of a customer engagement, expense levels could be disproportionately high as a percentage of net revenues, and the Company's business, financial condition and results of operations would be materially adversely affected.

     The Company has historically derived, and may in the future derive, a significant amount of its net revenues from major engagements with a relatively small number of customers. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon large contracts with a small number of customers.

     Many of the Company's projects are large, complex engagements that are performed by the Company over extended periods of time. The Company is generally paid for these projects in installments, based on the achievement of certain milestones. The Company's ability to successfully complete these projects and to earn the milestone payments is based on factors within and outside the Company's control. Furthermore, because of the significant numbers of IT professionals assigned by the Company to these large projects, unexpected early terminations of any of such engagements could result in underutilization of project personnel until such persons can be redeployed to other projects. Conversely, an unexpected delay in the completion of a major engagement could result in a delay in the redeployment of project personnel to new assignments for which the Company is contractually committed to achieve milestones on a timely basis. The Company's failure or inability to meet a customer's expectations in the performance of its services could give rise to claims against the Company or damage the Company's reputation and adversely affect its ability to attract new business.

     The Company generally undertakes projects on a fixed-price, fixed-time basis, and warrants defined project deliverables as specified in mutually agreed upon statements of work. In making proposals for fixed-price, fixed-time contracts, the Company relies on its estimated costs and timing for completing the project. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price, fixed-time contracts, including delays caused by factors outside the Company's control, could affect the profitability of these contracts and have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has experienced growth in net revenues and expansion of its operations which have placed, and are expected to continue to place, significant demands on the Company's managerial, operational and financial resources.

     The Company's success depends to a significant extent on its ability to attract, train, motivate and retain highly skilled IT professionals, particularly project managers, software engineers and other senior technical personnel. There is currently a shortage of, and significant competition for, software development and other IT professionals with the advanced technological skills necessary to perform the services offered by the Company. This shortage has caused wages for such professionals to increase, which increases operating costs to IT service providers such as the Company.

     The time between the date of initial contact with a potential customer and the execution of a contract with that customer is often lengthy, typically ranging from six weeks for smaller engagements to nine months or more for the Company's larger engagements, and is subject to delays over which the Company has little or no control, including customers' budgetary constraints, customers' internal acceptance reviews, the success and continued internal support of customers' own development efforts, and the possibility of cancellation or delay of projects by customers. During such sales cycle, the Company may expend substantial funds and management resources and yet not obtain project awards or revenues.

     The Company has developed and may continue to develop marketing relationships with third parties that offer products or services that are complementary to those offered by the Company. There can be no assurance that the Company can successfully maintain these relationships or establish similar relationships with others.

     The market for the Company's services is characterized by innovation and rapid technological change, evolving industry standards and changing customer preferences. Both the needs of potential customers and the technologies available for meeting those needs can change significantly within a short period of time. The Company has derived a significant portion of its revenues from projects based primarily on client/server architectures. These technologies are continuing to develop and are subject to rapid change. Any factors negatively affecting the acceptance of such technologies could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's future will depend in part on its ability to continually enhance its services, to develop services that address the needs of its customers and potential customers, and to continue to improve its i-Structure methodologies and technologies. There can be no assurance that the Company will be successful in developing and marketing services that respond to technological changes, that the Company will enhance its i-Structure methodologies and technologies on a timely or cost-effective basis, or that the Company's services, methodologies and technologies will adequately meet the requirements of the marketplace.

     The Company's future success depends to a significant extent on its executive officers. The loss of the services of any one or more of these individuals could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company operates in a highly competitive and rapidly changing market and competes with a variety of organizations that offer services similar to those offered by the Company. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or that it will be able to compete successfully with new competitors.

     The Company's success and its ability to compete is dependent, in part, upon its proprietary rights, including its rights in i-Structure methodologies and technologies. The Company relies primarily on a combination of copyright, trademark and trade secret laws to establish and protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company's proprietary rights. Although the Company believes that its services and technologies do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against the Company in the future.

     The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to claims relating to the Company's professional services and the applications developed by it. However, it is possible that the limitation of liability provisions contained in the Company's agreements may not adequately protect the Company or be effective under the laws of certain jurisdictions.

     Software applications as complex as those developed by the Company frequently contain errors or defects, especially when first implemented. Any such defects or errors could result in delayed or lost revenues, adverse customer reaction, negative publicity regarding the Company and its services and harm to the Company's reputation, or could require expensive corrections, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company expects that net revenues from international operations, principally in Europe, may account for an increasingly significant amount of the Company's net revenues. As a result, the Company is subject to a number of risks that can adversely affect international operations.

     The Company's assessment of its exposure to Year 2000 problems is not complete. Although the Company believes that it has no material exposure to Year 2000 problems with respect to its own information technology systems, the Company is taking steps to verify whether third parties with whom it has material relationships, including customers and vendors, are Year 2000 compliant, and whether the failure of any third party to be Year 2000 compliant could have a material impact on the Company. The Company believes that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software services such as those offered by the Company. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software services. The Company is also assessing its non-information technology systems, including equipment and machinery utilized by or otherwise affecting the Company.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     In May, 1998, the Company submitted certain matters to the Company's stockholders for approval by written consent in lieu of a meeting.

     The following sets forth a description of each matter voted on and the votes cast:

(1) An amendment and restatement of the Company's Certificate of Incorporation to provide for 100,000,000 authorized shares of Common Stock;

(2)  The ratification of the Company's Amended and Restated By-laws.

(3) The adoption, ratification and approval of the Company's 1998 Stock Incentive Plan.

(4) The adoption, ratification and approval of the Company's 1998 Employee Stock Purchase Plan.

(5) The adoption, ratification and approval of the Company's !998 Director Stock Option Plan.

(6) The ratification of the designation of the directors of the Company into classes as follows:

     Class I Directors (initial term expires at the 1999 Annual Meeting of Stockholders): Lawrence P. Begley and Gregory S. Young;

     Class II Directors (initial term expires at the 2000 Annual Meeting of Stockholders): Madhav Anand, John A. Young and Patrick J. Zilvitis;

     Class III Directors (initial term expires at the 2001 Annual Meeting of Stockholders): Thomas J. Meredith, Michael Pehl and Joseph M. Tucci.

(7) The ratification of the selection of Coopers & Lybrand L.L.P. as the Company's auditors for the fiscal year ending December 31, 1998.

(8) The ratification of all prior actions of the Company's officers and directors taken on behalf of the Company since the Company's inception in 1992.

     For each of the above-referenced matters (1) through (8), consents were returned by the holders of 13,475,984.5 shares out of the 13,484,922 shares of the Company's Common Stock then outstanding.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Documents listed below, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes, if any, are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the "Exchange Act") reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Exchange Act is 000-24409.

     Exhibit 11.1   Statement Regarding Computation of Earnings Per Share
     Exhibit 27.1   Financial Data Schedule

(b)  Reports on Form S-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 1998

INTERNATIONAL INTEGRATION INCORPORATED


                                                By: /s/ Lawrence P. Begley
                                                -------------------------------
                                                Lawrence P. Begley
                                                Executive Vice President
                                                & Chief Financial Officer

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                                  EXHIBIT INDEX



Exhibit No.              Description
-----------              -----------

11.1                     Statement Regarding Computation of Earnings Per Share
27.1                     Financial Data Schedule