Form 10-Q
period 1998-09-30
INTERNATIONAL INTEGRATION INC
filed 1998-11-17
CIK 1060233

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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


                                   04-3169145
                                (I.R.S. Employer
                               Identification No.)


                         101 MAIN STREET, CAMBRIDGE, MA
                    (Address of Principal Executive Offices)

                                      02142
                                   (Zip Code)

                                  617-250-2500
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 1998 there were 16,310,310 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")

                                      INDEX


                                                                               Page
                                                                              Number
                                                                              ------
PART I    FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1998 and
          December 31, 1997                                                      3

          Consolidated Statements of Income for the Three and Nine Months
          Ended September 30, 1998 and 1997                                      4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1998 and 1997                                      5

          Notes to Consolidated Financial Statements                           6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8-14

PART II   OTHER INFORMATION:

Item 2.   Changes in Securities and Use of Proceeds                             15

Item 5.   Other Information                                                     16

Item 6.   Exhibits and Reports on Form 8-K                                      16

Signatures                                                                      17

Exhibit Index                                                                   18

Exhibit 27.1  Financial Data Schedule


                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)


                                                              September 30,  December 31,
                                                                 1998            1997
                                                              -------------  ------------
                                                              (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                  $36,530        $10,822
     Short-term investments                                       4,467             --
     Accounts receivable, net of reserve of $135 and $196,
       respectively                                               5,124          5,906
     Unbilled revenues                                            2,090            708
     Prepaid expenses and other current assets                      519            429
     Deferred income taxes                                        1,361            812
                                                                -------        -------
          Total current assets                                   50,091         18,677
Property and equipment, at cost:
     Computers and equipment                                      2,779          2,527
     Furniture and fixtures                                       1,028            602
                                                                -------        -------
          Total property and equipment, at cost                   3,807          3,129
     Less-accumulated depreciation                                1,466            838
                                                                -------        -------
          Total property and equipment, net                       2,341          2,291
Other assets                                                        691            144
                                                                -------        -------
          Total assets                                          $53,123        $21,112
                                                                =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $   549        $   483
     Accrued expenses                                             5,144          2,956
     Current portion of long-term obligations                        90            268
     Accrued income taxes                                           975              1
     Deferred revenues                                            3,231          7,116
                                                                -------        -------
          Total current liabilities                               9,989         10,824
Long-term obligations                                               255            672
Stockholders' equity:
     Preferred stock $0.01 par value; 1,000,000 shares
       authorized; no shares issued or outstanding                   --             --
     Common stock $0.01 par value; 100,000,000 shares
       authorized; 16,194,903 and 12,966,889
       shares issued at September 30, 1998 and                      162            129
       December 31, 1997, respectively; 16,194,903 and
       12,963,888 shares outstanding at September 30, 1998
       and December 31, 1997, respectively                       29,808          1,516
     Additional paid-in capital
     Treasury stock, 0 and 3,001 shares at cost,
       respectively                                                  --             (8)
     Note receivable from stockholder                              (533)          (533)
     Retained earnings                                           13,432          8,512
     Cumulative translation adjustment                               10             --
                                                                -------        -------
          Total stockholders' equity                             42,879          9,616
                                                                -------        -------

          Total liabilities and stockholders' equity            $53,123        $21,112
                                                                =======        =======



  The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                            Three Months         Nine Months
                                                Ended               Ended
                                            September 30,       September 30,
                                         -----------------   -------------------
                                           1998      1997      1998       1997
                                         -------   -------   --------   --------
Net revenues                             $10,821   $ 7,093   $ 29,550   $ 19,324
Project personnel and software costs       4,458     2,914     12,104      7,388
                                         -------   -------   --------   --------
          Gross profit                     6,363     4,179     17,446     11,936

Operating expenses:
     Selling and marketing                 1,201       770      3,127      2,208
     General and administrative            2,509     1,690      7,166      4,859
                                         -------   -------   --------   --------
          Total operating expenses         3,710     2,460     10,293      7,067
                                         -------   -------   --------   --------

Operating income                           2,653     1,719      7,153      4,869
Other income, net                            572       115        868        243
                                         -------   -------   --------   --------
          Income before income taxes       3,225     1,834      8,021      5,112

Provision for income taxes                 1,257       715      3,100      1,993
                                        --------  --------  ---------  ---------
          Net income                     $ 1,968   $ 1,119   $  4,921   $  3,119
                                        ========  ========  =========  =========

Earnings per share:
     Basic                               $  0.12   $  0.09   $   0.34   $   0.25
     Diluted                             $  0.10   $  0.07   $   0.27   $   0.21

Weighted average shares outstanding:
     Basic                                16,177    12,535     14,396     12,549
     Diluted                              20,173    15,428     18,101     14,832



   The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                 -------------------
                                                                   1998       1997
                                                                 --------   --------
Cash flows from operating activities:
     Net income                                                  $ 4,921    $ 3,119
     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                              628        351
          Provision for doubtful accounts                             24
          Loss on disposal of fixed assets                            --         97
          Deferred income taxes                                     (549)        --
          Changes in operating assets and liabilities:
               Accounts receivable                                   758      1,773
               Unbilled revenues                                  (1,382)       222
               Prepaid expenses and other current assets             (90)      (212)
               Accounts payable                                       66        494
               Accrued expenses                                    2,188      1,074
               Accrued income taxes                                  974        (66)
               Deferred revenues                                  (3,885)     1,090
                                                                 -------    -------
                    Net cash provided by operating activities      3,653      7,942

Cash flows from investing activities:
     Purchases of short-term investments                          (4,467)        --
     Purchases of property and equipment                            (678)    (1,541)
     Other                                                          (548)       (70)
                                                                 -------    -------
                    Net cash used in investing activities         (5,693)    (1,611)

Cash flows from financing activities:
     Repayment of long-term obligations                             (594)      (144)
     Proceeds from equipment line of credit                           --        500
     Proceeds from exercise of stock options                         430        128
     Proceeds from initial public offering                        27,902         --
     Purchase of treasury stock                                       --         (7)
                                                                 -------    -------
                    Net cash provided by financing activities     27,738        477
                                                                 -------    -------

Effect of exchange rates on cash and cash equivalents                 10         --
                                                                 -------    -------
Net increase in cash and cash equivalents                         25,708      6,808
Cash and cash equivalents, beginning of period                    10,822      3,889
                                                                 -------    -------
Cash and cash equivalents, end of period                         $36,530    $10,697
                                                                 =======    =======



    The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by International Integration Incorporated ("i-Cube" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Registration Statement on Form S-1 (File No. 333-50889). The accompanying consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods presented. The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of results to be expected for the full year.

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

        The following table reconciles the denominator of the basic and diluted earnings per share computation as shown on the Consolidated Statements of Income (in thousands):

                                                 Three Months           Nine Months
                                                     Ended                 Ended
                                                 September 30,         September 30,
                                              -------------------   ------------------
                                                1998       1997       1998       1997
                                              --------   --------   --------   -------
                                                 (unaudited)           (unaudited)
  Basic common shares outstanding..........     16,177     12,535     14,396    12,549
  Stock options............................      3,996      2,893      3,705     2,283
                                              --------   --------   --------   -------

  Diluted common and common equivalent
    shares.................................     20,173     15,428     18,101    14,832
                                              ========   ========   ========   =======


    Options to purchase shares of the Company's common stock of 12,000 and 107,000 for the three and nine month periods ended September 30, 1998, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common stock for the periods reported.

3. NEW ACCOUNTING PRONOUNCEMENTS

        In March 1998, Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," was issued which provides guidance in addressing whether and under what condition the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, although earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or of cash flows for the three and nine month periods ended September 30, 1998.

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--continued
                                   (unaudited)

        In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under Generally Accepted Accounting Principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. These events include certain foreign currency transactions accounted for under SFAS No. 52, "Foreign Currency Translation," and unrealized gains and losses on investments in marketable securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has adopted SFAS No. 130 in 1998 and the impact of such adoption was not material to results of operations or of cash flows for the three and nine month periods ended September 30, 1998.

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

    International Integration Incorporated ("i-Cube") provides application migration and custom software development services on a fixed-price, fixed-time basis to Fortune 1000 companies and other large enterprises. i-Cube utilizes its proprietary development methodologies and technologies, known as i-Structure, to implement large-scale, complex application migration and custom development projects based on a multi-tier client/server architecture. The Company offers a full range of iMPACT services including information systems consulting, application migration, custom software development, and customer support.

    The Company derives substantially all of its revenues from technology consulting services. The Company's services are principally provided on a fixed-price, fixed-time basis. In developing the fixed price of a project, the Company follows a process that assesses the technical complexity of the project, the nature of the work, the functions to be performed, the resources required to complete the engagement, and the extent to which the Company will deploy its internally-developed software tools to deliver the solution.

    The Company typically receives a substantial advance payment from its customers upon contract signing, with additional payments required upon the attainment of project milestones. Deferred revenues consist principally of amounts billed in advance for the Company's technology consulting contracts that will be recognized upon performance and amounts billed to customers in excess of revenues recognized to date.

    The Company has traditionally depended upon a few major clients for a majority of its revenues. During the nine months ended September 30, 1998 revenues from four clients accounted for 22%, 15%, 11% and 11% of the Company's net revenues. During the comparable period in 1997, revenues from five clients accounted for 30%, 18%, 13%, 12%, and 12% of the Company's net revenues. Although the Company's strategy is to broaden its customer base, there can be no assurance that such customer concentration will actually diminish, and the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon contracts with a small number of customers.

     The Company's revenues and earnings may fluctuate from quarter to quarter based on the number, size, and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, the accuracy of estimates of resources required to complete ongoing projects, general economic conditions, and other factors. See "Certain Factors That May Affect Future Results".

RESULTS OF OPERATIONS

    The following table sets forth certain items included in the Company's Consolidated Statements of Income as a percentage of net revenues for the periods indicated:


                                    Three Months        Nine Months
                                        Ended              Ended
                                  ----------------   ---------------
                                    September 30,      September 30,
                                   1998      1997     1998     1997
                                  ------    ------   ------   ------
Net revenues....................    100%      100%     100%     100%
Project personnel and software
  costs.........................     41        41       41       38
                                  -----     -----    -----    -----
         Gross profit...........     59        59       59       62
Operating expenses:
   Selling and marketing........     11        11       11       12
   General and administrative...     23        24       24       25
                                  -----     -----    -----    -----
         Total operating
           expenses.............     34        35       35       37
                                  -----     -----    -----    -----
Operating income................     25        24       24       25
Other income, net...............      5         2        3        1
                                  -----     -----    -----    -----
         Income before income
           taxes................     30        26       27       26
Provision for income taxes......     12        10       10       10
                                  -----     -----    -----    -----
         Net income.............     18%       16%      17%      16%
                                  =====     =====    =====    =====


NET REVENUES

    The Company's net revenues increased by $3.7 million, or 53%, to $10.8 million in the three months ended September 30, 1998 from $7.1 million for the comparable period in 1997. Net revenues increased by $10.2 million, or 53% to $29.6 million in the first nine months of 1998 from $19.3 million for the comparable period in 1997. This increase in net revenues was primarily attributable to an increased volume of projects from new customers and the leveraging of existing client relationships to obtain repeat business. During the three months ended September 30, 1998, the Company's five largest customers accounted for 68% of net revenues as compared to 90% for the comparable period in 1997. During the three months ended September 30, 1998, the Company had four customers that each accounted for 10% or more of net revenues.

PROJECT PERSONNEL AND SOFTWARE COSTS

    Project personnel and software costs consist primarily of compensation and related costs of personnel dedicated to customer assignments and personnel assigned to developing and enhancing the Company's methodologies and technologies deployed during the project delivery process. Project personnel and software costs also include fees paid to subcontractors for work performed in connection with projects and non-reimbursed project travel expenses. Project personnel and software costs increased 53%, to $4.5 million in the three months ended September 30, 1998 from $2.9 million for the comparable period in 1997. As a percentage of net revenues, these costs were 41% in the 1998 and 1997 periods. Project personnel and software costs increased 64%, to $12.1 million in the nine months ended September 30, 1998 from $7.4 million for the comparable period in 1997. As a percentage of net revenues, these costs were 41% and 38%, respectively, in the 1998 and 1997 periods. The absolute dollar increase in project personnel and software costs in the three-month period in 1998 and the dollar and percentage increase in the nine-month period in 1998 were primarily attributable to the hiring of additional and more experienced personnel required to deliver the Company's services and increases in per person compensation costs. Project personnel headcount increased to 192 at September 30, 1998 from 118 at September 30, 1997.

SELLING AND MARKETING

    Selling and marketing costs consist primarily of compensation and related costs of sales and marketing personnel, travel expenses, and marketing programs and promotion costs. Selling and marketing costs increased 56%, to $1.2 million in the three months ended September 30, 1998 from $0.8 million for the comparable period in 1997. As a percentage of net revenues, these costs were 11% in the three months ended September 30, 1998 and 1997. Selling and marketing costs increased 42% to $3.1 million in the nine months ended September 30, 1998 from $2.2 million for the comparable period in 1997. As a percentage of net revenues, these costs were 11% in the nine months ended September 30, 1998 and 12% in the nine months ended September 30, 1997. The increase in selling and marketing costs in absolute dollars was primarily attributable to increased spending on promotional activities. Sales and marketing personnel remained constant at 20 employees at September 30, 1998 and 1997.

GENERAL AND ADMINISTRATIVE

    General and administrative costs consist primarily of compensation and related costs of the Company's management and administrative functions, including finance and accounting, human resources, internal information technology, and the costs of the Company's facilities and other general corporate expenses. General and administrative costs increased 48% to $2.5 million in the three months ended September 30, 1998 from $1.7 million for the comparable period in 1997. As a percentage of net revenues, these costs were 23% and 24%, respectively, in the three months ended September 30, 1998 and 1997. General and administrative costs increased 47% to $7.2 million in the nine months ended September 30, 1998 from $4.9 million for the comparable period in 1997. As a percentage of net revenues, these costs were 24% and 25%, respectively, in the nine months ended September 30, 1998 and 1997. The decline in general and administrative costs as a percentage of revenues reflects a decline in administrative staff as a percentage of total staff and more efficient space utilization of the Company's facilities in 1998. The increase in general and administrative costs in absolute dollars was primarily attributable to an increase in general and administrative personnel to 32 at September 30, 1998 from 13 at September 30, 1997.

OTHER INCOME, NET

    Other income, net consists primarily of interest income from the Company's cash, cash equivalents, and short-term investment balances and interest expense associated with fixed asset purchases made under the Company's equipment line of credit and obligations under capital leases. Other income, net was $0.6 million and $0.1 million for the three months ended September 30, 1998 and 1997, respectively. Other income, net was $0.9 million and $0.2 million for the nine months ended September 30, 1998 and 1997, respectively. The increase in other income, net was principally due to the increase in cash, cash equivalents, and short-term investments which included net proceeds from the Company's initial public offering in the second quarter of 1998. The Company invests its cash, cash equivalents, and short-term investments primarily in overnight repurchase agreements, short-term U.S. Treasury and Agency bonds, and short-term commercial paper.

PROVISION FOR INCOME TAXES

    The Company's combined effective rate for federal and state income taxes was 39% for 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to its initial public offering, the Company met its working capital requirements through cash generated from operations. In June 1998, the Company completed an initial public offering of common stock resulting in net proceeds of approximately $27.9 million. The Company also maintains a $5.0 million revolving line of credit (the "Line") with Silicon Valley Bank, which expires in September 1999. Under the Line, the Company may borrow the lesser of $5.0 million or 75% of eligible accounts receivable, as defined in the loan agreement. The Company is required to comply with certain operational and financial covenants under the Line if there are borrowings under the Line. At September 30, 1998 the Company was in compliance with these requirements and no borrowings have been made under the Line.

    The Company's cash and cash equivalent balances increased to $36.5 million at September 30, 1998 from $10.8 million at December 31, 1997. The increase in cash was primarily due to proceeds from the Company's initial public offering and cash generated from operations. The Company's working capital was $40.1 million at September 30, 1998 as compared to $7.9 million at December 31, 1997.

    The Company's operating activities provided cash from operations of $3.7 million for the nine months ended September 30, 1998 as compared to $7.9 million provided from operations for the comparable period in 1997. The decrease in cash provided from operations in 1998 as compared to 1997 was due principally to an increase in unbilled revenues in 1998 as compared to a decrease in 1997 and to a decrease in deferred revenues in 1998 as compared to an increase in 1997. The increase in unbilled revenues and decrease in deferred revenues in 1998 were the result of the timing of milestone billings on some of the Company's fixed price contracts.

    The Company used cash of $5.7 million for investing activities for the nine months ended September 30, 1998 as compared to $1.6 million used in the comparable period of 1997. Cash used for investing activities consisted primarily of purchases of short-term investments, purchases of property and equipment used to support the growing base of employees, and costs associated with the implementation of the Company's internal financial system.

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1998, Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," was issued which provides guidance in addressing whether and under what condition the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or of cash flows for the three or nine months ended September 30, 1998.

    In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under Generally Accepted Accounting Principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. These events include certain foreign currency transactions accounted for under SFAS No. 52, "Foreign Currency Translation," and unrealized gains and losses on investments in marketable securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has adopted SFAS No. 130 in 1998 and the impact of such adoption was not material to results of operations or of cash flows for the three and nine month periods ended September 30, 1998.

YEAR 2000

    In the past, many information technology products were designed with two digit year codes that did not recognize century and millennium fields. As a result, these hardware and software products may not function or may give incorrect results with respect to dates after December 31, 1999, and is generally referred to as the "Year 2000" problem or issue. The Year 2000 issue is faced by substantially every company in the computer or information technology industries, as well as every company which relies on computer systems or which utilizes products which include embedded technology.

    The Company is currently in the process of assessing its exposure to the Year 2000 problem. Generally, the Company is assessing its Year 2000 exposure in four major areas: (i) problems arising from systems previously developed for customers; (ii) delays in existing projects by the Company's customers as they shift internal resources to complete their Year 2000 mitigation, and delays in the purchasing patterns of clients and potential clients with respect to new projects; (iii) Year 2000 problems faced by the Company's material suppliers which could have an impact on the Company's business, results of operations or financial condition; and (iv) Year 2000 problems existent in the Company's internal information technology ("IT") systems and non-IT systems. At this time, the Company is unable to estimate the costs of addressing its Year 2000 issues, if any, or of possible worst case Year 2000 scenarios, and the Company has not yet developed a contingency plan for handling the most reasonably likely worst case scenario.

    The Company is in the process of assessing systems previously developed for customers and believes that they are Year 2000 compliant. However, there can be no assurances that the Company's systems do not contain undetected errors or defects associated with Year 2000 compliance issues, or that third party software included in the systems developed by the Company do not contain Year 2000 problems. Certain of the Company's agreements with its customers contain warranties that the systems developed by the Company will not experience Year 2000 problems. To the extent that a problem arises, the Company may be required to expend funds to remedy the problem, or, if asserted, to pay damages incurred by the customer as a result of such failure. In addition, to the extent that a Year 2000 problem is identified in a system developed under a contract without a Year 2000 warranty, the Company may nevertheless expend resources to remedy the problem, in certain circumstances at its own cost. Although the Company's contracts with its customers generally contain provisions which seek to insulate the Company from, or limit the amount of, any liability arising from claims asserted against the Company, there can be no assurance that any such limitations would be upheld in favor of the Company. The Company is aware of a growing number of lawsuits against other providers of IT services. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by such litigation. Due to the complexity of the Year 2000 issue, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to systems or software designed, developed, customized, or implemented by the Company as described above, the Company may be subjected to claims regardless of whether the failure is related to the services provided by the Company. If asserted, such claims (including the associated defense costs) could have a material adverse effect on the Company's business, operating results, and financial condition.

    The Company is in the process of conducting a survey of its major customers to determine their Year 2000 readiness and the likelihood that the customers will delay scheduled or in-process contracts, or defer future contracts with the Company, in order to allocate more IT resources to solving their Year 2000 problems. In addition, the Company continually seeks feedback from its salespersons as to the impact that the Year 2000 readiness of prospective customers and the effect it may have on the Company's future revenues. There can be no assurance that the Company's customers and prospective customers will not delay scheduled, in-process, or future projects as a result of their own Year 2000 remediation efforts. Any such delays could have a material adverse impact on the Company's business, operating results, and financial condition.

    The Company is in the process of determining the nature and extent of the work required, if any, to make its internal IT systems Year 2000 compliant. The Company's internal IT systems consist principally of its accounting and human resources software. The licensor of the software has indicated to the Company that the products are Year 2000 compliant. However, if Year 2000 issues of which the Company is not currently aware arise and are not remediated on time, or if the Company is required to pay for any required updating, modification or replacement of the Company's information systems, the Year 2000 issue could have a material adverse impact on the Company's business, operating results, and financial condition. The Company is also assessing its utilization of non-IT systems which contain embedded technology such as microcontrollers. Following its determination of such utilization, the Company expects to contact the providers of any material non-IT systems to determine whether the systems are Year 2000 compliant, and if not, whether such systems will be remediated or will need to be replaced.

    In addition to the Company's internal systems, the Company relies on third party vendors in the conduct of its business. The Company's material vendors (other than providers of utilities and other services, such as electricity, telephone, water, and Internet services) include its payroll service provider and the licensors of software tools and technologies used in the development of, or embedded in, systems developed by the Company for its customers. The Company is in the process of seeking assurances from its material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue. There can be no assurance that any service interruption on the part of one or more of the Company's third party suppliers will not have a material adverse effect on the Company's business, operating results, and financial condition. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company's business, operating results, and financial condition.

    Through September 30, 1998, the Company had not incurred material costs directly relating to the remediation of Year 2000 problems. Pending further progress in its assessment of its exposure to the Year 2000 problem, as described in the preceding paragraphs, the Company is unable to estimate the costs of remediating the Year 2000 problem that it may incur in the future.

    The Securities and Exchange Commission has asked publicly-traded companies to include a reasonable description of their most reasonably likely worst case Year 2000 scenario. As of the date of this report, the Company is uncertain as to such scenario. However, the Company intends to address this uncertainty by continuing to assess its exposure to the Year 2000 problem, as described above. The Company intends to consider this scenario in its financial and strategic planning for 1999 and 2000, including in its projected personnel needs and other areas. As of September 30, 1998, the Company is not able to estimate revenue lost due to Year 2000 issues.

    The Company has not yet established a contingency plan for addressing the most reasonably likely worst case Year 2000 scenario. The Company intends to establish such a plan to the extent the Company believes it necessary to do so, based on the impact that such scenario is expected to have on the Company's business, operating results, and financial condition.

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

    The Company's results of operations have varied significantly in the past and may vary significantly in the future, on a quarterly and annual basis, as a result of a variety of factors, many of which are outside the Company's control. The Company's expense levels are based, in significant part, on anticipated contract requirements and on other expectations of future revenues and are relatively fixed in the short-term. Consequently, if revenue levels are below expectations, including without limitation as a result of an unanticipated delay in or termination of a customer engagement, expense levels could be disproportionately high as a percentage of net revenues, and the Company's business, financial condition and results of operations would be materially adversely affected.

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

    The Company's business, financial condition and results of operations may be adversely affected by the Year 2000 problems described above.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the quarter ended September 30, 1998, the Company sold 51,151 securities that were not registered under the Securities Act. All of such securities were issued upon the exercise of stock options of the Company, at an average exercise price of $1.87 per share, in reliance on Rule 701 under the Securities Act.

    On June 22, 1998, the Company commenced the initial public offering of its Common Stock ("the Offering") pursuant to a Registration Statement on Form S-1 (File number 333-50889, declared effective June 22, 1998). The Offering closed on June 26, 1998, resulting in the sale of 2,875,000 shares of Common Stock (of which, 2,605,000 shares were sold by the Company and 270,000 shares were sold for the account of certain shareholders) at a public offering price of $12.00 per share (constituting aggregate gross proceeds of $31,260,000 for the account of the Company and $3,240,000 for the account of the selling stockholders).

    The managing underwriters of the Offerings were Morgan Stanley Dean Witter, BT Alex. Brown, and UBS Securities.

    Through September 30, 1998, the following expenses were incurred for the Company's account in connection with the Offering (in thousands):

                                                     Offering of
                                                    Common Stock
                                                    ------------
     Underwriting discount......................    $      2,188
     Expenses paid to or for underwriters.......             122
     Other expenses (estimate)..................           1,048
                                                    ------------

     Total Offering costs.......................    $      3,358
                                                    ============

     Net Offering proceeds......................    $     27,902
                                                    ============


The payments shown as "Other expenses" were made to persons other than directors, officers or their associates, persons owning ten percent or more of any class of equity securities of the issuer, or affiliates of the issuer.

    Through September 30, 1998 the net proceeds of the Offering were used as follows (in thousands):

                                                       Use of
                                                    Net Proceeds
                                                    ------------
     Working capital............................    $         --
     Other use of proceeds......................              --
     Temporary investments......................          27,902
                                                    ------------

       Total use of proceeds....................    $     27,902
                                                    ============


Temporary investments consist of overnight repurchase agreements, short-term U.S. Treasury and Agency bonds, and short-term commercial paper.

    None of the net proceeds of the Offerings were paid to directors, officers or their associates, persons owning ten percent or more of any class of equity securities of the issuer, or affiliates of the issuer.

ITEM 5.  OTHER INFORMATION

    Persons named in the Company's proxy for the 1999 Annual Meeting of Stockholders will have discretionary authority to vote on any matter proposed by a stockholder for consideration at the 1999 Annual Meeting that is not included in the Company's proxy statement relating to such meeting if the Company has not received notice of such proposal within a reasonable time before the Company mails its proxy materials for such meeting.

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

        Exhibit 27.1  Financial Data Schedule

    (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 1998

INTERNATIONAL INTEGRATION INCORPORATED

                                  By: /s/ Lawrence P. Begley
                                      -------------------------------
                                  Lawrence P. Begley
                                  Executive Vice President
                                  & Chief Financial Officer

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                                  EXHIBIT INDEX



       Exhibit No.         Description
       -----------         -----------
       27.1                Financial Data Schedule