Form 10-K
period 1998-12-31
INTERNATIONAL INTEGRATION INC
filed 1999-03-31
CIK 1060233

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            -----------------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                                   (Mark One)


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 000-24409


                     INTERNATIONAL INTEGRATION INCORPORATED
             (Exact name of registrant as specified in its charter)

                               ----------------

                 Delaware                               04-3169145
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

             101 Main Street                              02142
        Cambridge, Massachusetts                        (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (617) 250-2500


           Securities registered pursuant to Section 12(b) of the Act:

                                      None


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     As of March 12, 1999, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $120,000,000, based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market as of the close of business on March 12, 1999. There were 16,773,005 shares of Common Stock outstanding as of March 12, 1999.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                                                        10-K Part
--------                                                                        ---------
Specifically Identified Portions of the Registrant's Proxy Statement for the       III
Annual Meeting of Stockholders to be held on May 20, 1999

================================================================================

                                    PART I


Item 1. Business

Summary

     International Integration Incorporated ("i-Cube" or the "Company") is an IT solutions provider specializing in consulting, electronic business, and transformation services for the complex IT environments inherent in the world's leading organizations. Utilizing a fixed-time/fixed-price model and a unique client teaming approach, the Company delivers innovative solutions that leverage the value of its customers' existing business processes and information systems while creating new capabilities. The Company believes that through these services, its customers can cost-effectively and rapidly improve their competitiveness and narrow the gap between their business requirements and the capabilities of their IT environments.

     The Company utilizes a set of tools and methodologies, known as i-Structure, to build large-scale, complex solutions based on client-server and Internet architectures. i-Structure provides the Company with a repeatable and consistent development framework, applicable to electronic business, application migration and custom development projects. The Company believes that i-Structure increases the speed and reduces the risk and cost inherent in the development of complex business applications. The solutions developed using i-Structure are independent of any single hardware, software or middleware platform and are highly adaptable to future technology and business change. In addition, i-Structure enables the Company to migrate legacy software applications into multi-tier, client-server and Internet-based applications, allowing customers to preserve the core functionality and other benefits of their legacy infrastructure while eliminating the constraints of legacy system architectures. The Company believes that i-Structure enhances the productivity of IT professionals and the Company's continued investment in i-Structure is an important component of its growth strategy.


Business Developments

     In its third quarter, the Company launched a new initiative to deliver program management services that helps customers develop best practices for internal project management efforts, in response to client demand. This new service leverages the Company's core competence in scoping, managing and implementing large-scale, complex enterprise-wide projects.

     In its fourth quarter, the Company continued strengthening its management team with the hiring of both a vice president of Marketing and a general counsel. During 1998, the company grew its personnel significantly, hiring consultants experienced in all phases of IT transformation, from analysis and complex system design to full-scale application development and implementation.

     In February 1999, the Company announced its electronic business services to provide business-to-business, business-to-consumer, and corporate intranet solutions. These services deliver end-to-end integrated solutions that merge current business processes with Internet technology and allow clients to take advantage of the global accessibility and open standards provided by the Internet. The Company also announced details of an electronic business engagement with the Global Trust Organization, a consortium of leading financial institutions that is delivering a business-to-business e-commerce solution for secure global banking.


Industry Background

     Businesses today face the constant need to react quickly to changes in their marketplace. Driven by the economics associated with the Internet and other factors such as deregulation, industry consolidations and the demand for improved customer service, businesses are challenged with developing and implementing new strategies on a rapid basis. To meet the challenge, businesses require IT infrastructures that can be rapidly and cost-effectively developed, deployed and enhanced.

     Organizations continue to rely on inflexible legacy software applications and systems to analyze and process vast amounts of business-critical data and run core business processes. Furthermore, organizations have invested significantly in their legacy systems. However, legacy software applications and systems have significant constraints which can limit the ability of an organization to successfully and rapidly modify its IT infrastructure to support electronic business strategies. Because legacy systems are typically based on proprietary architectures, they are often incapable of incorporating technological innovations, may be incompatible with other systems across the enterprise, and can be costly to maintain.

     In order to overcome the restrictive aspects of legacy systems, organizations continue to invest in multi-tier client-server applications based on open systems and Internet standard architectures. These client-server applications are independent of any one vendor's hardware, software or middleware environments, and their multi-tier structure eases maintenance and facilitates enhancements. As a result, such applications provide organizations with the freedom to choose "best of breed" technologies without compromising business functionality. In addition, they provide the organization with the ability to enhance ease-of-use through graphical and browser based user interfaces and seamless integration with other applications and data sources. Such applications are important for increasing an organization's productivity, improving access to information and decision-making, enhancing customer service, shortening product development, delivery, and support times and ultimately creating and sustaining a competitive advantage.

     Organizations seeking to implement client-server and Internet based technologies to replace their legacy applications have traditionally had two choices: install a third-party package or develop a new, custom application. Third party packages, while generally less expensive and less risky than the development of a custom application, can be limiting. Often, without extensive modification, a package solution requires an organization to adapt its business practices to meet the business rules embedded in the package. As a result, organizations often choose to custom develop applications which are tailored to their business practices. To justify the investment in a custom solution, many organizations seek to leverage prior investments in their legacy systems and to minimize the risk, expense and duration of the custom development process. Organizations want solutions that: (i) capture the benefits of multi-tier client-server and Internet architectures, (ii) are integrated with other systems throughout the enterprise, (iii) permit the application to meet changes in the organization's business strategies and IT infrastructure, and (iv) continue to meet the needs of the organization as it grows.

The i-Cube Solution

     i-Cube provides fixed-time/fixed-price electronic business, application migration, and custom software development services which enable organizations to align the capabilities of their IT systems with their business strategies. The Company's services incorporate its i-Structure methodologies and tools, which support the development of multi-tier client-server and Internet architecture solutions which are flexible, scalable and easy to maintain. The Company's suite of services and i-Structure methodologies and tools are designed to address the large-scale, strategic application projects of its customers. The Company's services are designed to offer customers the following benefits:

     Cost-Effective, Rapid Delivery.

     The Company is able to complete projects more cost-effectively and rapidly due to the methodologies and tools of i-Structure. Through the consistent application of these methodologies and technologies, the Company's IT professionals increase their efficiency and leverage knowledge acquired throughout the Company from prior projects. In addition, the Company offers its services on a fixed-price/fixed-time basis. The Company believes that fixed-price/fixed-time contracts are favored by customers because they permit more accurate estimation of development costs and because customers perceive that such contracts more closely align the Company's interests with their own, resulting in shorter development cycles.

     Ability to Preserve, Leverage, and Extend the Value of Existing Business Processes and Applications.

     Many organizations have made significant investments in their legacy applications that are fundamental to the operation of their business. The Company's ability to offer complex application migration services enables its customers to preserve and leverage the core business functionality, user interfaces and other benefits of the legacy applications while eliminating the "technology lock" and other constraints of legacy system architectures.

     Adaptability and Flexibility.

     The Company's electronic business, application migration and custom development processes are designed to separate the application's business rules from the technology through which the application is displayed. These processes are based on the construction of essential "building blocks" which are configured to define the business functionality of the application independently of the application technology, database or graphical user interface utilized. i-Structure's ability to support multi-tier client-server and Internet architectures allows the application logic, database and presentation technology of applications developed by the Company to be logically separated from one another, resulting in applications that are flexible and adaptable in response to future technology and business changes and that can be easily modified for future maintenance.

     Risk Reduction.

     The Company's ability to migrate legacy applications to client-server and Internet architectures reduces the risks inherent in creating and implementing entirely new solutions. The methodologies and tools of i-Structure provide the Company with a repeatable and consistent framework for the migration process and automate certain critical transformation and reconfiguration functions, thereby reducing the risk of the development process. In addition, the Company uses the framework provided by i-Structure for building electronic business and custom applications. This consistent development approach is designed to ensure that the developed application will be easily maintainable by the customer and will reduce the cost of future system enhancements.

     Scalability.

     The Company's i-Structure methodologies and tools provide the basis for designing applications that are scalable to meet the customer's organizational growth as well as improve system deployment throughout the customer's enterprise. Opportunities for incremental performance enhancements are incorporated into application design to permit the capabilities of the system to grow as the customer's business evolves and its IT requirements change.


Services

     The Company's process for delivering its information technology solutions is based on a suite of services, consisting of information systems consulting, application implementation services and customer support, as follows:

o Information Systems Consulting. Each of the Company's engagements typically commences with an information systems consulting phase, which helps the customer and the Company to understand the customer's business objectives and to determine the technical requirements of the application development project under consideration. As part of this process, the Company prepares a detailed analysis of the customer's application architecture and a fixed-price/fixed-time schedule for either the design alone or the design and development phases of the project. The extent of the Company's consulting services generally depends on the complexity of the development project, and consists of the following:

o Solutions Workshops. The Company's smaller engagements typically commence with brief, structured scoping sessions that focus on a customer's business needs and the solutions to address them. The Company and the customer review the functionality of the customer's applications and evaluate implementation options. These sessions, which typically run from two days to two weeks, are custom-designed and may result in the delivery of a proof-of-concept or prototype.

o Application Staging and Planning. The Company's larger engagements typically commence with an intensive staging and planning session involving the Company and business and technical representatives of the customer. During the process, which typically takes from four to six weeks, the Company assesses the customer's business strategies and its strategic, core business applications, for purposes of identifying the areas where the applications fail to match the customer's business objectives. The Company also reviews important aspects of the applications, including the architecture, coding standards, user interfaces and batch requirements. In the case of a legacy application, the Company and the customer jointly determine whether the application is a good candidate for migration or whether a new application should be custom developed.

o Application Implementation Services. The Company's implementation services for an engagement typically include a design phase, a development phase and an integration phase. In the design phase, the Company develops a design of the customer's application, including the definition and quantification of essential elements. This design plan encompasses user interfaces, business logic, data management, security considerations and hardware and software configurations. The Company and the customer develop a detailed statement of work, including, if not done as a part of the consulting engagement, a final, fixed-price/fixed-time timetable for an implementation plan. The development phase can involve the migration of a customer's legacy application to a multi-tier client-server or Internet-based architecture, or the construction of a new application as a custom development project, depending on the recommendations of the Company developed during the consulting phase. Application migration projects often also include custom development components, to enhance the functionality of the new application beyond that inherent in the legacy application from which it was migrated. The Company's implementation services also include the integration of the application with the customer's IT infrastructure, including other software applications used by the customer. The implementation phase of the Company's engagements typically ranges from three to six months for smaller projects to over a year for larger engagements.

o Application Migration. The Company's application migration services consist of the migration of customers' existing legacy applications, each often containing millions of lines of code, from technology-specific, legacy system architectures to open, multi-tier client-server and Internet-based environments. Using i-Structure, the Company analyzes the legacy application and deconstructs it into its smallest logical components, consisting of interface components, data components and business function components which are then used by the Company as generic "building blocks" to build a platform-independent solution. Following the migration, the application can be rapidly enhanced by the Company or the customer through custom development of additional features. The Company believes that the migration of existing legacy applications is a cost-effective approach for the development of large, multi-tier client-server and Internet applications in situations where the customer has made significant investments in a legacy application which satisfies many of the customer's business requirements.

o Custom Development. The Company provides custom development services in situations where the customer's business processes and legacy applications cannot meet its current business objectives or where the customer's application is too fragmented to allow for effective migration. The Company's custom development services utilize the methodologies and tools of i-Structure to build applications. The Company believes that this consistent, common development framework and the resulting multi-tier client-server and Internet architectures provides the most cost effective project delivery and simplifies subsequent application support and expansion.

o Customer Support. In order to reduce the customer's overall "cost of ownership" of an application developed by the Company, the Company offers support services that train the customers' users and IT personnel in the use, maintenance and enhancement of the developed application. In addition, the Company offers rollout support, to assist its customers in implementing the application on an enterprise-wide basis. The Company offers transitional maintenance services, pursuant to which it offers ongoing support and enhancements for defined periods of time. From time to time, the Company licenses a portion of its i-Structure tools to its customers to facilitate their support activities. The Company believes that its support services are central to its strategy of establishing and maintaining strong customer relationships and generating repeat business. The Company's support services are generally offered on a fixed-price basis separately from the Company's implementation services.

o Project Management Office. The Company provides a comprehensive Project Management Office ("PMO") service that helps customers develop best practices for internal project management efforts. The Company's PMO services seek to build on its success scoping, managing and implementing complex enterprise-wide project engagements. The Company has packaged best practices into a step-by-step process that helps clients establish a structure to assign and track concurrent activities and tangible deliverables. The PMO structure centers on a "program office" that standardizes enterprise-wide resource allocation and tracking to create a consolidated view of project status and reporting. Resulting benefits to clients of the Company's PMO service offering include an accelerated approach to successfully managing large scale development projects and a reusable methodology that allows customers to successfully manage future projects regardless of scale or complexity.

o Electronic Business Service. i-Cube's electronic business offering begins with the assumption that there is value in transforming existing business processes and the information systems that support them to capitalize on the opportunities offered by the Internet. Unlike many IT service organizations that focus primarily on front-end web development, i-Cube delivers fully integrated solutions that merge current business processes with Internet technology and allow clients to take advantage of the global accessibility and open standards provided by the Internet. The Company's consultants work with customers' key stakeholders to determine the optimal model for the future. A customer's existing business and IT capabilities are integral to this vision. Through its unique approach to providing electronic business solutions, the Company helps customers recognize their current strengths and rapidly extend them to a new electronic business model.


Selling and Marketing

     The Company's target market is companies within the Fortune 1000 and other large enterprises. Within this market, the Company targets companies that are seeking to implement an electronic business strategy, are facing competitive pressures due to deregulation or industry consolidation, or whose existing IT systems otherwise lag their business requirements.

     The Company sells its services through its direct sales force located at the Company's offices in Cambridge, Massachusetts, City of Industry, California, and Mannheim, Germany, and through its marketing partners. The Company sells to customers utilizing a team approach, consisting of members of the Company's sales function (typically a senior sales executive supported by account executives) and members of the Company's technical staff. At December 31, 1998, the Company had 22 full-time selling and marketing professionals. In addition, the Company generates leads through its business development staff located at the Company's headquarters, its marketing partners, participation in industry events and through customer referrals.

     The Company's business development and marketing activities focus on generating leads and building market awareness and name recognition for the Company. The Company has an active public relations program and participates in industry conferences and trade shows. In addition, the Company seeks to leverage the sales and marketing activities of its marketing partners.

     The Company's Solutions Workshops and Application Staging and Planning sessions are an integral part of the Company's sales process. These sessions enable the customer to identify its strategic and information technology goals and to understand the Company's approach and technical capabilities in helping the customer to meet them. In addition, these sessions enable the Company to develop the specifications and prepare a detailed analysis of the customer's application architecture, and a fixed-price schedule and plan for the development project.

     The Company has historically derived, and may in the future derive, a significant amount of its net revenue from major engagements with a relatively small number of customers. In 1998, the following four customers each accounted for 10% or more of the Company's net revenues: IBM (17%); Salt River Project (15%); Daimler-Chrysler (12%); and PEMEX/Integrated Trade Systems (11%).


Competition

     The Company operates in a highly competitive and rapidly changing market and competes with a variety of organizations that offer services similar to those offered by the Company. The market includes participants from a variety of market segments, including other IT service providers, Internet consulting firms, large accounting and other professional service firms, packaged software vendors and services groups of computer equipment companies, as well as the internal IT staffs of its customers and potential customers. Many of these competitors have significantly greater financial, technical, sales and marketing resources and greater name recognition than the Company. In addition, there are relatively low barriers to entry into the market in which the Company competes and the Company has faced, and expects to continue to face, additional competition from new entrants into this market. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or that it will be able to compete successfully with new competitors.

     The Company believes that the principal competitive factors in the market in which it competes include: a willingness to offer fixed-time/fixed-price projects, expertise in the development of large-scale, multi-tier client-server and Internet architecture solutions, the ability to preserve a customer's investment in its current business processes and legacy applications, the speed with which applications are developed, and the total "cost of ownership" of an application, including the initial development and implementation costs as well as ongoing maintenance costs. The Company believes that it competes effectively in each of these areas. Nevertheless, there can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations.


Employees

     As of December 31, 1998, the Company had 260 full-time employees. The Company's employees are not covered by any collective bargaining agreement. The Company considers relations with its employees to be good.


Trademarks

     i-Cube, Transforming the Business World, i-Structure, and the i-Cube logo are service marks of the Company.


Item 2. Properties

     The Company's headquarters are located in approximately 46,700 square feet of leased office space in Cambridge, Massachusetts. This facility is used by the Company's senior management and its administrative, human resources and sales and marketing personnel and serves as the Company's principal transformation and development facility. The lease term extends to November 2001 with a five-year renewal at the option of the Company. In addition, the Company leases approximately 5,800 square feet of office space in City of Industry, California, and approximately 4,000 square feet in Mannheim, Germany, in which it houses the Company's European operations.


Item 3. Legal Proceedings

     The Company is not currently a party to any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


Executive Officers of the Registrant

     The current executive officers of the Company are as follows:


        Name            Age                     Position held with the Company
--------------------   -----   ---------------------------------------------------------------
Michael Pehl            37     Chief Executive Officer and Chairman of the Board of Directors
Madhav Anand            32     President, Co-Founder and Director
Lawrence P. Begley      43     Executive Vice President, Chief Financial Officer, Treasurer
                               and Director
Jane Callanan           42     Vice President, Human Resources
Karl-Heinz Dette        47     Vice President and General Manager, European Operations
James K. McCann         42     Vice President, Client Services
Maria A. Cirino         35     Vice President, Sales and Marketing

     Michael Pehl has served as Chief Executive Officer since June 1996. He was elected Chairman of the Board of Directors of the Company in July 1996. From March 1994 to May 1996, Mr. Pehl was Chief Executive Officer of Deloitte & Touche Consulting Group/ICS, the global SAP and Baan package implementation group of Deloitte Touche Tohmatsu International, a global accounting and consulting firm. From January 1991 until March 1994 Mr. Pehl was Chief Executive Officer of ICS, a systems implementation firm that he founded and sold to Deloitte & Touche in 1994. Prior to ICS, Mr. Pehl was employed by SAP AG and SAP America from July 1986 to December 1990 where he held various positions in the consulting and development organizations. Mr. Pehl was a member of the SAP AG team that relocated to the United States in 1987 and established SAP America.

     Madhav Anand co-founded the Company and has served as a Director since June 1993. Since November 1994, Mr. Anand has served as President of the Company. From April 1992 to February 1993, Mr. Anand was a project manager at Sapient Corporation, an IT consulting firm. From May 1989 to April 1992, Mr. Anand was an associate director at Cambridge Technology Partners, an IT consulting firm.

     Lawrence P. Begley joined the Company in October 1996 as Chief Financial Officer, Treasurer and a Director and became Executive Vice President in April 1998. From August 1988 to October 1996, Mr. Begley was employed by Boston Consulting Group ("BCG"), an international management consulting firm. From August 1988 until December 1990, Mr. Begley was Director of Finance and Corporate Controller of BCG. From December 1990 to October 1996, he was Chief Financial Officer and Treasurer of BCG.

     Jane Callanan joined the Company in March 1997 as Vice President, Human Resources. From May 1993 to January 1997, Ms. Callanan was Vice President of Human Resources at Shiva Corporation, a provider of remote access and internetworking technology to Fortune 1000 companies. From July 1990 to March 1993, Ms. Callanan was Vice President of Human Resources at Cambridge Technology Partners, an IT consulting firm.

     Karl-Heinz Dette joined the Company in April 1998 as Vice President and General Manager, European Operations. From July 1987 to March 1998, Mr. Dette was employed by SAP AG where he held a variety of senior management positions including Global Alliance Manager for Oracle and Siemens Nixdorf.

     James K. McCann joined the Company in June 1997 as Vice President, Operations. From September 1974 until May 1997, Mr. McCann was employed by Northrop Grumman, an international aerospace and defense electronics firm. From June 1993 to May 1997, Mr. McCann was Vice President, Information Services at Northrop Grumman. Prior to June, 1993, Mr. McCann held several positions at Northrop Grumman including Director, Information Technology Management, Director, Information Technology Aircraft Division, and Program Director, B-2 Program Office.

     Maria A. Cirino joined the Company in July 1997 as a Vice President in the sales organization. In February 1998, she also assumed responsibility for marketing. From January 1993 to June 1997, Ms. Cirino was employed by Shiva Corporation, a provider of remote access and internetworking technology to Fortune 1000 companies. Ms. Cirino held several positions at Shiva including Vice President, Internet Business Group and Vice President of Sales, Americas. From January 1991 to January 1993, Ms. Cirino was employed by Lotus Development Corporation as Group Manager, Word Processing Division and Channel Marketing Manager.


                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

     The Company's Common Stock commenced trading on June 23, 1998 on the Nasdaq National Market under the symbol "ICUB." As of March 12, 1999, there were approximately 80 holders of record of the Company's Common Stock.

     The following table sets forth for the fiscal periods indicated the range of high and low closing prices for the Company's Common Stock on the Nasdaq National Market.

                                                            1998
Quarter Ended:                                       High            Low
----------------------------------------------   ------------   ------------
   December 31 ...............................      $19.500        $13.125
   September 30 ..............................       21.625         14.500
   June 30 (beginning June 23, 1998) .........       19.625         16.625

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipated paying any cash dividends on its Common Stock in the foreseeable future.


Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data of the Company for the five years ended December 31, 1998 are derived from the Company's consolidated financial statements and notes thereto. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the financial statements and related footnotes included as Item 8 in this Form 10-K.


                                                                        Years ended December 31,
                                                 ----------------------------------------------------------------------
                                                     1998           1997           1996           1995          1994
(in thousands, except per share data)            ------------   ------------   ------------   -----------   -----------
           STATEMENT OF INCOME DATA
Net revenues .................................     $ 41,167       $ 26,859       $ 14,479      $  9,197      $  2,893
Project personnel and software costs .........       16,949         10,385          5,308         2,521         1,372
                                                   --------       --------       --------      --------      --------
  Gross profit ...............................       24,218         16,474          9,171         6,676         1,521
Operating expenses:
 Selling and marketing .......................        4,382          3,046          1,580           897           329
 General and administrative ..................        9,875          6,734          5,011         2,371           400
                                                   --------       --------       --------      --------      --------
  Total operating expenses ...................       14,257          9,780          6,591         3,268           729
                                                   --------       --------       --------      --------      --------
Operating income .............................        9,961          6,694          2,580         3,408           792
Other income, net ............................        1,368            391             85            92             9
                                                   --------       --------       --------      --------      --------
  Income before income taxes .................       11,329          7,085          2,665         3,500           801
Provision for income taxes ...................        4,386          2,760          1,050         1,424           316
                                                   --------       --------       --------      --------      --------
  Net income .................................     $  6,943       $  4,325       $  1,615      $  2,076      $    485
Earnings per share:
 Basic .......................................     $   0.47       $   0.34       $   0.13      $   0.17      $   0.04
                                                   ========       ========       ========      ========      ========
 Diluted .....................................     $   0.37       $   0.29       $   0.12      $   0.15      $   0.04
                                                   ========       ========       ========      ========      ========
Weighted average shares outstanding:
 Basic .......................................       14,877         12,627         12,425        12,323        12,114
 Diluted .....................................       18,607         15,163         13,682        13,465        12,114


                                                                December 31,
                                         -----------------------------------------------------------
                                            1998         1997         1996        1995        1994
(in thousands)                           ----------   ----------   ---------   ---------   ---------
          BALANCE SHEET DATA
Cash, cash equivalents, and short term
 investments .........................    $44,359      $10,822     $3,889       $3,064      $1,062
Working capital ......................     42,339        7,853      3,855        2,067         541
Total assets .........................     54,139       21,112     10,502        7,656       1,537
Long-term obligations, net of current
 maturities ..........................        231          672         --           --          --
Total stockholders' equity ...........     45,261        9,616      4,561        2,695         619

     The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which requires the presentation of both basic and diluted earnings per share in the Consolidated Statements of Income. The per share amounts presented above and in Item 7,

"Management's Discussion and Analysis of Financial Condition and Results of Operations", are based on the basic weighted average shares outstanding unless specifically identified as diluted.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is an IT solutions provider specializing in consulting, electronic business, and transformation services for the complex IT environments inherent in the world's leading organizations. Since 1992, the Company has helped clients leverage their current business processes and technology infrastructure to create competitive advantage. The Company's solutions are based on open standards and architectures that are independent of any single vendor's hardware, software, or middleware. The Company makes use of i-Structure, a set of methodologies and tools which embody "best" practices in application development, project management, testing, and deployment. Utilizing a fixed-time/fixed-price model and a unique client teaming approach, the Company delivers solutions quickly, with full knowledge transfer to the client.

     The Company derives substantially all of its revenues from consulting, electronic business and transformation services. The Company's services are principally provided on a fixed-time/fixed-price basis. In developing the fixed price of a project, the Company follows a process that assesses the technical complexity of the project, the nature of the work, the functions to be performed, the resources required to complete the engagement, and the extent to which the Company will deploy its internally-developed software tools to deliver the solution.

     For its larger projects, the Company's contracts typically call for an advance payment from its customers upon signing, with additional payments required upon the attainment of project milestones. For its smaller projects, the Company typically receives payment ratably over the duration of the engagement. Deferred revenues consist principally of amounts billed in advance for the Company's technology consulting contracts that will be recognized upon performance and amounts billed to customers in excess of revenues recognized to-date.

     During 1998, the Company expanded its operations by opening its European headquarters in Mannheim, Germany, bringing to three the number of locations from which the Company provides its services.

     The Company has traditionally depended upon a few major clients for a majority of its revenues. During the year ended December 31, 1998, revenues from four clients accounted for 17%, 15%, 12%, and 11% of the Company's net revenues. During the comparable period in 1997, revenues from five clients accounted for 29%, 19%, 14%, 11%, and 10% of the Company's net revenues. The percentage of revenues coming from the top five clients declined to 64% in 1998 from 83% in 1997. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition, and results of operations. Although the Company's strategy is to broaden its customer base, there can be no assurance that such customer concentration will actually diminish, and the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon contracts with a small number of customers. See "Certain Factors That May Affect Future Results".

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

Recent Developments

     The Company completed the initial public offering of 2,605,000 shares of its Common Stock on June 26, 1998 (including shares purchased by the underwriters pursuant to their over-allotment option). The net proceeds to the Company from these shares were approximately $27.9 million.

Results of Operations

     The following table sets forth certain items included in the Company's Consolidated Statements of Income as a percentage of net revenues for the periods indicated:



                                                         Percentage of Total
                                                         Revenues Years Ended
                                                             December 31
                                                    ------------------------------
                                                      1998       1997       1996
                                                    --------   --------   --------
Net revenues ....................................      100%       100%       100%
   Project personnel and software costs .........       41         39         37
                                                       ---        ---        ---
      Gross profit ..............................       59         61         63
   Operating expenses:
    Selling and marketing .......................       11         11         11
    General and administrative ..................       24         25         35
                                                       ---        ---        ---
      Total operating expenses ..................       35         36         46
                                                       ---        ---        ---
   Operating income .............................       24         25         17
   Other income, net ............................        4          1          1
                                                       ---        ---        ---
      Income before income taxes ................       28         26         18
   Provision for income taxes ...................       11         10          7
                                                       ---        ---        ---
      Net income ................................       17%        16%        11%
                                                       ===        ===        ===

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net Revenues

     The Company's net revenues increased by $14.3 million, or 53%, to $41.2 million for the year ended December 31, 1998 from $26.9 million for the year ended December 31, 1997. This increase in net revenues was primarily attributable to an increased volume of projects from new customers and the leveraging of existing client relationships to obtain repeat business. During the year ended December 31, 1998, the Company's five largest customers accounted for 64% of net revenues as compared to 83% for the year ended December 31, 1997. In the years ended December 31, 1998 and 1997, the Company had four and five customers, respectively, that each accounted for 10% or more of net revenues.

     Project Personnel and Software Costs

     Project personnel and software costs consist primarily of compensation and related costs of personnel dedicated to customer assignments and personnel assigned to developing and enhancing the Company's methodologies and technologies deployed during the project delivery process. Project personnel and software costs also include fees paid to subcontractors for work performed in connection with projects and non-reimbursed project travel expenses. Project personnel and software costs increased 63%, to $16.9 million, for the year ended December 31, 1998 from $10.4 million for the comparable period in 1997. As a percentage of net revenues, these costs were 41% in 1998 and 39% in 1997. The absolute dollar and percentage increases in project personnel and software costs in 1998 were primarily attributable to the hiring of additional and more experienced personnel required to deliver the Company's services and increases in per person compensation costs. Project personnel headcount, which includes contractors and employees working over 20 hours per week, increased to 202 at December 31, 1998 from 135 at December 31, 1997.

     Selling and Marketing

     Selling and marketing costs consist primarily of compensation and related costs of sales and marketing personnel, travel expenses, and marketing programs and promotion costs. Selling and marketing costs increased 44%, to $4.4 million, for the year ended December 31, 1998 from $3.0 million for the comparable period in 1997. As a percentage of net revenues, these costs were 11% in both years. The increase in selling and marketing costs in absolute dollars was primarily attributable to increased spending on promotional activities and increases in selling and marketing personnel. Selling and marketing personnel, which includes contractors and employees working over 20 hours per week, increased to 22 at December 31, 1998 from 17 at December 31, 1997.

     General and Administrative

     General and administrative costs consist primarily of compensation and related costs of the Company's management and administrative functions, including finance and accounting, human resources, internal information technology, and the costs of the Company's facilities and other general corporate expenses. General and administrative costs increased 47%, to $9.9 million, for the year ended December 31, 1998 from $6.7 million for the comparable period in 1997. As a percentage of net revenues, these costs were 24% in 1998 and 25% in 1997. The decline in general and administrative costs as a percentage of net revenues reflects more efficient space utilization of the Company's facilities in 1998. The increase in general and administrative costs in absolute dollars was primarily attributable to an increase in general and administrative personnel and costs related to the opening of the Company's European headquarters. General and administrative employees, which include contractors and employees working over 20 hours per week, increased to 36 at December 31, 1998 from 24 at December 31, 1997.


     Other Income, Net

     Other income, net consists primarily of interest income from the Company's cash, cash equivalents, and short-term investment balances and interest expense associated with fixed asset purchases made under the Company's equipment line of credit and obligations under capital leases. Other income, net was $1.4 million and $0.4 million for the years ended December 31, 1998 and 1997, respectively. The increase in other income, net was principally due to the increase in cash, cash equivalents, and short-term investments which included net proceeds from the Company's initial public offering in the second quarter of 1998. The Company invests its cash, cash equivalents, and short-term investments primarily in overnight repurchase agreements, short-term U.S. Treasury and Agency bonds, and short-term commercial paper.


     Provision for Income Taxes

     The Company's combined effective rate for federal and state income taxes was 39% for 1998 and 1997.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Net Revenues

     The Company's net revenues increased by $12.4 million, or 86%, to $26.9 million for the year ended December 31, 1997 from $14.5 million for the comparable period in 1996. This increase in net revenues represents an increase in the number of customer projects from both new and existing customers plus an increase in the average size of projects. During the year ended December 31, 1997, the Company's five largest customers accounted for 83% of net revenues as compared to 79% for the comparable period in 1996.


     Project Personnel and Software Costs

     Project personnel and software costs increased 96%, to $10.4 million, for the year ended December 31, 1997 from $5.3 million for the comparable period in 1996. As a percentage of net revenues, these costs were 39% in 1997 and 37% in 1996. The increase in project personnel and software costs in absolute dollars was primarily attributable to an increase in the number of personnel required to deliver projects and increased per person compensation costs. The increase in project personnel and software costs as a percentage of net revenues was primarily attributable to an increase in compensation on both an absolute and per employee basis. Project personnel headcount, which includes contractors and employees working over 20 hours per week, increased to 135 at December 31, 1997 from 87 at December 31, 1996.


     Selling and Marketing

     Selling and marketing costs increased 93%, to $3.0 million, for the year ended December 31, 1997 from $1.6 million for the comparable period in 1996. As a percentage of net revenues, these costs were 11% in both years. The increase in selling and marketing costs in absolute dollars was primarily attributable to increased spending on promotional activities and increases in selling and marketing personnel. Selling and marketing personnel, which includes contractors and employees working over 20 hours per week, increased to 17 at December 31, 1997 from 9 at December 31, 1996.

     General and Administrative

     General and administrative costs increased 34%, to $6.7 million, for the year ended December 31, 1997 from $5.0 million for the comparable period in 1996. As a percentage of net revenues, these costs were 25% in 1997 and 35% in 1996. In 1996, the Company paid $1.2 million in bonuses to secure the services of certain executive officers of the Company. General and administrative personnel, which includes contractors and employees working over 20 hours per week, increased to 24 at December 31, 1997 from 15 at December 31, 1996.

     Other Income, Net

     Other income, net consists primarily of interest income from the Company's cash, cash equivalents, and short-term investment balances and interest expense associated with fixed asset purchases made under the Company's equipment line of credit and obligations under capital leases. Other income, net was $0.4 million and $85,000 for the years ended December 31, 1997 and 1996, respectively.

     Provision for Income Taxes

     The Company's combined effective rate for federal and state income taxes was 39% for 1997 and 1996.

Liquidity and Capital Resources

     Prior to its initial public offering, the Company met its working capital requirements through cash generated from operations. In June 1998, the Company completed its initial public offering of common stock resulting in net proceeds to the Company of approximately $27.9 million. The Company also maintains a $5.0 million revolving line of credit (the "Line") with Silicon Valley Bank, which expires in September 1999. Under the Line, the Company may borrow the lesser of $5.0 million or 75% of eligible accounts receivable, as defined in the loan agreement. The Company is required to comply with certain operational and financial covenants under the Line if there are borrowings under the Line. At December 31, 1998 the Company was in compliance with these requirements and no borrowings have been made under the Line.

     The Company's cash and cash equivalents balances increased to $36.1 million at December 31, 1998 from $10.8 million at December 31, 1997. The increase in cash was primarily due to proceeds from the Company's initial public offering and cash generated from operations. The Company's cash and cash equivalents balances increased to $10.8 million at December 31, 1997 from $3.9 million at December 31, 1996. This increase in cash was primarily the result of cash generated from operations. The Company's working capital was $42.3 million at December 31, 1998 as compared to $7.9 million at December 31, 1997 and $3.9 million at December 31, 1996.

     The Company's operating activities provided cash from operations of $7.3 million for the year ended December 31, 1998 as compared to $8.2 million provided from operations for the comparable period in 1997 and $0.5 million in 1996. The decrease in cash provided from operations in 1998 as compared to 1997 was due principally to a decrease in deferred revenues which was partially offset by a decrease in accounts receivable and an increase in accrued expenses. The decrease in deferred revenues in 1998 was the result of the timing of milestone billings on some of the Company's fixed-price contracts. The increase in cash from operations in 1997 was primarily the result of increases in net income, deferred revenues and accrued expenses.

     The Company used cash of $9.8 million for investing activities for the year ended December 31, 1998 as compared to $1.8 million and $0.4 million used in the comparable periods of 1997 and 1996, respectively. Cash used for investing activities consisted primarily of purchases of short-term investments and purchases of property and equipment used to support the growing base of employees.

     The Company's financing activities provided cash of $27.7 million for the year ended December 31, 1998 which mainly represents the net proceeds of $27.9 million from its initial public offering of common stock in June 1998.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The components of comprehensive income for the Company generally include foreign currency translation and unrealized gains or losses on short-term investments classified as available for sale. These components are not material for the years presented.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, superseding SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements, and requires those enterprises to report selected information about operating segments in interim financial statements. It also requires disclosures about products and services, geographic areas, and major customers. The Company has determined that it has one reportable segment.

     In March 1998, Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," was issued which provides guidance in addressing whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998; however, earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or of cash flows for the year ended December 31, 1998.


Year 2000

     In the past, many information technology products were designed with two digit year codes that did not recognize century and millennium fields. As a result, these hardware and software products may not function or may give incorrect results with respect to dates after December 31, 1999. This problem is generally referred to as the "Year 2000" problem or issue. Substantially every company in the computer or information technology industries, as well as every company which relies on computer systems or which utilizes products which include embedded technology face the Year 2000 issue.

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

     The Company is in the process of assessing systems previously developed for customers and believes that they are Year 2000 compliant. However, there can be no assurances that the Company's systems do not contain undetected errors or defects associated with Year 2000 compliance issues, or that third party software included in the systems developed by the Company do not contain Year 2000 problems. Certain of the Company's agreements with its customers contain warranties that the systems developed by the Company will not experience Year 2000 problems. To the extent that a problem arises, the Company may be required to expend funds to remedy the problem or, if asserted, to pay damages incurred by the customer as a result of such failure. In addition, to the extent that a Year 2000 problem is identified in a system developed under a contract without a Year 2000 warranty, the Company may nevertheless expend resources to remedy the problem, in certain circumstances, at its own cost. Although the Company's contracts with its customers generally contain provisions which seek to insulate the Company from, or limit the amount of, any liability arising from claims asserted against the Company, there can be no assurance that any such limitations would be upheld in favor of the Company. The Company is aware of a growing number of lawsuits against other providers of IT services. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by such litigation. Due to the complexity of the Year 2000 issue, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to systems or software designed, developed, customized, or implemented by the Company as described above, the Company may be subjected to claims regardless of whether the failure is related to the services provided by the Company. If asserted, such claims (including the associated defense costs) could have a material adverse effect on the Company's business, operating results, and financial condition.

     The Company is in the process of conducting a survey of its major customers to determine their Year 2000 readiness and the likelihood that the customers will delay scheduled or in-process contracts, or defer future contracts with the Company, in order to allocate more IT resources to solving their Year 2000 problems. In addition, the Company continually seeks feedback from its salespersons as to the impact that the Year 2000 readiness of prospective customers may have on the Company's future revenues. There can be no assurance that the Company's customers and prospective customers will not delay scheduled, in-process, or future projects as a result of their own Year 2000 remediation efforts. Any such delays could have a material adverse impact on the Company's business, operating results, and financial condition.

     The Company has completed the process of determining the nature and extent of the work required, if any, to make its internal IT systems Year 2000 compliant. The Company's internal IT systems consist principally of its accounting and human resources software. The licensor of the software has indicated to the Company in writing that the products are Year 2000 compliant. Based on currently available information, the Company believes the expense associated with these efforts will be immaterial and has provided for the enhancement of these systems in its operating and capital budgets for the current fiscal year. However, if Year 2000 issues of which the Company is not currently aware arise and are not remediated on time, or if the Company is required to pay for any required updating, modification or replacement of the Company's information systems, the Year 2000 issue could have a material adverse impact on the Company's business, operating results, and financial condition. The Company is also assessing its utilization of non-IT systems which contain embedded technology such as microcontrollers. Following its determination of such utilization, the Company expects to contact the providers of any material non-IT systems to determine whether the systems are Year 2000 compliant, and if not, whether such systems will be remediated or will need to be replaced. In addition to the Company's internal systems, the Company relies on third party vendors in the conduct of its business. The Company is in the process of seeking assurances from its material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue and to the extent such assurances are not given, the Company intends to devise contingency plans to ameliorate the negative effects on the Company in the event the Year 2000 issue results in the unavailability of services. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company.

     Through December 31, 1998, the Company had not incurred material costs directly relating to the remediation of Year 2000 problems. Pending further progress in its assessment of its exposure to the Year 2000 problem, as described in the preceding paragraphs, the Company is unable to estimate the costs of remediating the Year 2000 problem that it may incur in the future.

     The Securities and Exchange Commission has asked publicly-traded companies to include a reasonable description of their most reasonably likely worst case Year 2000 scenario. As of the date of this report, the Company is uncertain as to such scenario, although the Company believes that it may include a situation where one of the Company's significant clients asks the Company to delay or stop work on an ongoing project due to the client's internal Year 2000 issues. The Company intends to address this uncertainty by continuing to assess its exposure to the Year 2000 problem, as described above. The Company intends to consider this scenario in its financial and strategic planning for 1999 and 2000, including in its projected personnel needs and other areas. As of December 31, 1998, the Company is not able to estimate revenue lost due to Year 2000 issues.

     The Company has not yet established a contingency plan for addressing the most reasonably likely worst case Year 2000 scenario. The Company intends to establish such a plan to the extent the Company believes it necessary to do so, based on the impact that such scenario is expected to have on the Company's business, operating results, and financial condition.

Safe Harbor Provision

     This Form 10-K includes forward-looking statements (statements that are not historical facts) such as statements about future net revenues and profits, capital expenditures, liquidity sources and needs, working capital needs, increases in personnel and related costs, opening additional offices, general and administrative expenses, sales and marketing expenses, issues arising out of the Year 2000 problem and other costs, both in absolute terms and as a percentage of net revenues. These forward-looking statements are subject to several risks and uncertainties and the Company's actual future results may differ significantly from those stated in any forward looking statements for a variety of reasons, including those set forth in "Certain Factors That May Affect Future Results". The Company makes no commitments to disclose any revisions to forward-looking statements, or any facts, events or circumstances that may occur after the date of this Form 10-K that may have an impact on the forward-looking statements.

Certain Factors That May Affect Future Results

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

     The Company's results of operations have varied significantly in the past and may vary significantly in the future, on a quarterly and annual basis, as a result of a variety of factors, many of which are outside the Company's control. The Company's expense levels are based, in significant part, on anticipated contract requirements and on other expectations of future revenues and are relatively fixed in the short-term. Consequently, if revenue levels are below expectations, including without limitation as a result of an unanticipated delay in or termination of a customer engagement, expense levels could be disproportionately high as a percentage of net revenues, and the Company's business, financial condition, and results of operations would be materially adversely affected.

     The Company has historically derived, and may in the future derive, a significant amount of its net revenues from major engagements with a relatively small number of customers. Although the Company's largest customers have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon large contracts with a small number of customers. The loss of or a reduction in the level of services provided to one or more major customers would have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, if a major customer were unable or unwilling to proceed with a project or to pay the Company for its services on a timely basis, the Company's business, financial condition, and results of operations could be materially adversely affected.

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

     The Company generally undertakes projects on a fixed-time/fixed-price basis, and warrants defined project deliverables as specified in mutually agreed upon statements of work. In making proposals for fixed-time/fixed-price contracts, the Company relies on its estimated costs and timing for completing the project. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-time/fixed-price contracts, including delays caused by factors outside the Company's control, could affect the profitability of these contracts and have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company's business, financial condition, and results of operations may be adversely affected by the Year 2000 problems described above.

     The Company has experienced growth in net revenues and expansion of its operations which have placed, and are expected to continue to place, significant demands on the Company's managerial, operational, and financial resources. If the Company's management is unable to manage growth effectively, the Company's business, financial condition, and results of operations would be materially adversely affected.

     The Company's success depends to a significant extent on its ability to attract, train, motivate, and retain highly-skilled IT professionals, particularly project managers, software engineers, and other senior technical personnel. There is currently a shortage of, and significant competition for, software development and other IT professionals with the advanced technological skills necessary to perform the services offered by the Company. This shortage has caused wages for such professionals to increase, which increases operating costs to IT service providers such as the Company. An inability to hire a sufficient number of qualified employees or an inability to retain employees could have a material adverse effect on the Company's business, financial condition, and results of operations. In addition, even if the Company is able to expand its team of highly-skilled IT professionals, the resources required to attract and retain such employees may adversely affect the Company's operating margins.

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

     The market for the Company's services is characterized by innovation and rapid technological change, evolving industry standards, and changing customer preferences. Both the needs of potential customers and the technologies available for meeting those needs can change significantly within a short period of time. The Company has derived a significant portion of its revenues from projects based primarily on client/server architectures. These technologies are continuing to develop and are subject to rapid change. Any factors negatively affecting the acceptance of such technologies could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company's future will depend, in part, on its ability to continually enhance its services, to develop services that address the needs of its customers and potential customers, and to continue to improve its i-Structure methodologies and technologies. There can be no assurance that the Company will be successful in developing and marketing services that respond to technological changes, that the Company will enhance its i-Structure methodologies and technologies on a timely or cost-effective basis, or that the Company's services, methodologies, and technologies will adequately meet the requirements of the marketplace.

     The Company's future success depends to a significant extent on its executive officers. The loss of the services of any one or more of these individuals could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company operates in a highly competitive and rapidly changing market and competes with a variety of organizations that offer services similar to those offered by the Company. Many of these competitors have significantly greater financial, technical, sales and marketing resources and greater name recognition than the Company. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or that it will be able to compete successfully with new competitors.

     The Company's success and its ability to compete is dependent, in part, upon its proprietary rights, including its rights in i-Structure methodologies and technologies. The Company relies primarily on a combination of copyright, trademark, and trade secret laws to establish and protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company's proprietary rights. Although the Company believes that its services and technologies do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against the Company in the future.

     The Company's agreements with its customers typically contain provisions designed to limit the Company's exposure to claims relating to the Company's professional services and the applications developed by it. However, it is possible that the limitation of liability provisions contained in the Company's agreements may not adequately protect the Company or be effective under the laws of certain jurisdictions. A liability claim brought against the Company could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Software applications as complex as those developed by the Company frequently contain errors or defects, especially when first implemented. Any such defects or errors could result in delayed or lost revenues, adverse customer reaction, negative publicity regarding the Company and its services, and harm to the Company's reputation, or could require expensive corrections, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company is subject to a number of risks that can adversely affect its international operations, including difficulties administering its business globally, managing foreign operations, currency fluctuations, restrictions against the repatriation of earnings, the burdens of complying with a wide variety of foreign laws, the uncertainty of laws and enforcement in certain jurisdictions relating to the protection of intellectual property rights and multiple and possibly overlapping tax structures.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.


Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements and supplementary data set forth in
Item 14 are incorporated herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     In January 1997, the Company's Board of Directors decided to retain PricewaterhouseCoopers LLP as its independent public accountants and dismissed the Company's former auditors. The former auditors' report on the Company's financial statements for the years ended December 31, 1995 and 1994 does not cover the consolidated financial statements of the Company included in this Form 10-K. Such report did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure at the time of the change or with respect to the Company's financial statements for fiscal years 1995 and 1994, which, if not resolved to the former auditors' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. Prior to retaining PricewaterhouseCoopers LLP, the Company had not consulted with PricewaterhouseCoopers LLP regarding accounting principles.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is contained in part under the caption "Executive Officers of the Company" in PART I hereof, and the remainder is contained in the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 20, 1999 (the "Proxy Statement") under the captions "ELECTION OF DIRECTORS--DIRECTORS OF THE COMPANY" and "OTHER MATTERS--
Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference.

Item 11. Executive Compensation

     The information required by this item is contained under the caption "EXECUTIVE COMPENSATION" in the Company's Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is contained in the Company's Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is contained in the Company's Proxy Statement under the caption "Certain Transactions" and is incorporated herein by this reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Documents filed as a part of this Form 10-K:

     1. Financial Statements.

     The following documents, which are attached at Annex A hereto, are filed as part of this Annual Report on Form 10-K:

          Report of Independent Accountants

          Consolidated Balance Sheets as of December 31, 1997 and 1998

          Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998

          Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 1996, 1997 and 1998

          Consolidated Statements of Cash Flows for the years ended December 31,
            1996, 1997 and 1998

          Notes to Consolidated Financial Statements

     2. Financial Statement Schedules.

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions and are inapplicable, and therefore have been omitted.

     3. Exhibits.

     The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified by reference to a footnote in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(c) of Form 10-K.

     (b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1999.


                                        INTERNATIONAL INTEGRATION INCORPORATED



                                        By: /s/ Michael Pehl
                                            ------------------------------------
                                            Michael Pehl
                                            Chief Executive Officer
                                            and Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


          Signature                            Title                        Date
-----------------------------   -----------------------------------   ---------------
      /s/ Michael Pehl          Chief Executive Officer and           March 30, 1999
-------------------------       Chairman (Principal Executive
        Michael Pehl            Officer)


     /s/ Madhav Anand           President and Director                March 30, 1999
-------------------------
       Madhav Anand


  /s/ Lawrence P. Begley        Executive Vice President, Chief       March 30, 1999
-------------------------       Financial Officer, Treasurer and
    Lawrence P. Begley          Director (Principal Accounting and
                                Financial Officer)


  /s/ Thomas J. Meredith        Director                              March 30, 1999
-------------------------
    Thomas J. Meredith


   /s/ Joseph M. Tucci          Director                              March 30, 1999
-------------------------
     Joseph M. Tucci


  /s/ Gregory S. Young          Director                              March 30, 1999
-------------------------
    Gregory S. Young


    /s/ John A. Young           Director                              March 30, 1999
-------------------------
      John A. Young


 /s/ Patrick J. Zilvitis        Director                              March 30, 1999
-------------------------
   Patrick J. Zilvitis

                                    Annex A


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of International Integration
Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of International Integration Incorporated at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                        /s/ PricewaterhouseCoopers LLP
                                        PricewaterhouseCoopers LLP


Boston, Massachusetts
February 2, 1999

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                          CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                        December 31,
                                                                 --------------------------
                                                                    1998           1997
                                                                 ----------   -------------
Assets
Current assets:
 Cash and cash equivalents ...................................    $36,057       $10,822
 Short-term investments ......................................      8,302            --
 Accounts receivable, net of reserve of $112 and $196,
   respectively ..............................................      3,880         5,906
 Unbilled revenues ...........................................      1,988           708
 Prepaid expenses and other current assets ...................        602           429
 Deferred income taxes .......................................        157           812
                                                                  -------       -------
   Total current assets ......................................     50,986        18,677
Property and equipment:
 Computers and equipment .....................................      3,574         2,527
 Furniture and fixtures ......................................      1,029           602
                                                                  -------       -------
   Total property and equipment, at cost .....................      4,603         3,129
 Less-accumulated depreciation ...............................      1,723           838
                                                                  -------       -------
   Total property and equipment, net .........................      2,880         2,291
Other assets .................................................        273           144
                                                                  -------       -------
   Total assets ..............................................    $54,139       $21,112
                                                                  =======       =======
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable ............................................    $ 1,366       $   483
 Accrued expenses ............................................      4,887         2,956
 Current portion of long-term obligations ....................         92           268
 Accrued income taxes ........................................         75             1
 Deferred revenues ...........................................      2,227         7,116
                                                                  -------       -------
   Total current liabilities .................................      8,647        10,824
Long-term obligations ........................................        231           672
Commitments
Stockholders' equity:
 Preferred stock $0.01 par value; 1,000,000 shares authorized;
   no shares issued or outstanding ...........................         --            --
 Common stock $0.01 par value; 100,000,000 shares authorized;
   16,316,202 and 12,966,889 shares issued at December 31,
   1998 and 1997, respectively; 16,316,202 and 12,963,888
   shares outstanding at December 31, 1998 and 1997,
   respectively ..............................................        163           129
 Additional paid-in capital ..................................     30,164         1,516
 Treasury stock, 0 and 3,001 shares at cost at December 31,
   1998 and 1997, respectively ...............................         --            (8)
 Note receivable from stockholder ............................       (533)         (533)
 Retained earnings ...........................................     15,455         8,512
 Accumulated other comprehensive income ......................         12            --
                                                                  -------       --------
   Total stockholders' equity ................................     45,261         9,616
                                                                  -------       --------
   Total liabilities and stockholders' equity ................    $54,139       $21,112
                                                                  =======       ========

       The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                        Years Ended December 31,
                                                 --------------------------------------
                                                    1998         1997          1996
                                                 ----------   ----------   ------------
Net revenues .................................    $41,167      $26,859        $14,479
Project personnel and software costs .........     16,949       10,385          5,308
                                                  -------      -------        -------
   Gross profit ..............................     24,218       16,474          9,171

Operating expenses:
 Selling and marketing .......................      4,382        3,046          1,580
 General and administrative ..................      9,875        6,734          5,011
                                                  -------      -------        -------
   Total operating expenses ..................     14,257        9,780          6,591

Operating income .............................      9,961        6,694          2,580

Other income (expense):
 Interest income .............................      1,430          460             85
 Interest expense ............................        (62)         (69)            --
                                                  -------      -------        -------
   Income before income taxes ................     11,329        7,085          2,665

Provision for income taxes ...................      4,386        2,760          1,050
                                                  -------      -------        -------
   Net income ................................    $ 6,943      $ 4,325        $ 1,615
                                                  =======      =======        =======

Earnings per share:
 Basic .......................................    $  0.47      $  0.34        $  0.13
 Diluted .....................................    $  0.37      $  0.29        $  0.12

Weighted average shares outstanding:
 Basic .......................................     14,877       12,627         12,425
 Diluted .....................................     18,607       15,163         13,682

       The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                                          Series A                 Series B
                                                        common stock             common stock                 Common stock
                                                 ------------------------- ----------------------- ---------------------------------
                                                    Number          No         Number        No        Number             Additional
                                                      of            par          of         par          of        Par     paid-in
                                                    shares         value       shares      value       shares     value    capital
                                                 -------------- ---------- ------------- --------- ------------- ------- -----------
 Balance at December 31, 1995 ..................   12,020,025      $  8        327,499     $  2             --      --          --
  Conversion ...................................  (12,020,025)       (8)      (327,499)      (2)    12,347,524    $123          --
  Exercise of stock options ....................           --       --              --       --        145,688       1     $   250
  Net income ...................................           --       --              --       --             --      --          --
                                                  -----------      -----      --------     ------   ----------    ----     -------

 Balance at December 31, 1996 ..................           --       --              --       --     12,493,212     124         250
  Exercise of stock options ....................           --       --              --       --        473,677       5         676
  Acquisition of treasury stock ................           --       --              --       --             --      --          --
  Tax benefit due to stock option exercise .....           --       --              --       --             --      --         590
  Net income ...................................           --       --              --       --             --      --          --
                                                  -----------      -----      --------     ------   ----------    ----     -------

 Balance at December 31, 1997 ..................           --       --              --       --     12,966,889     129       1,516
  Exercise of stock options ....................           --       --              --       --        744,313       8         455
  Proceeds from initial public offering ........           --       --              --       --      2,605,000      26      27,851
  Tax benefit due to stock option exercise .....           --       --              --       --             --      --         342
  Translation adjustments ......................           --       --              --       --             --      --          --
  Net income ...................................           --       --              --       --             --      --          --
  Comprehensive income .........................           --       --              --       --             --      --          --
                                                  -----------      -----      --------     ------   ----------    ----     -------

 Balance at December 31, 1998 ..................           --       --              --       --     16,316,202    $163     $30,164
                                                  ===========      =====      ========     ======   ==========    ====     =======

       The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                                 Treasury stock
                                                -----------------
                                                                       Note               Accumulated
                                                  Number            receivable               other         Total      Statement of
                                                    of                 from     Retained comprehensive stockholders'  comprehensive
                                                  shares    Cost   stockholder  earnings     income        equity        income
                                                ---------  ------ ------------- -------- ------------- -------------  -------------
Balance at December 31, 1995 ..................       --     --          --     $ 2,685        --        $ 2,695             --
 Conversion ...................................       --     --          --        (113)       --             --             --
 Exercise of stock options ....................       --     --          --          --        --            251             --
 Net income ...................................       --     --          --       1,615        --          1,615         $1,615
                                                  ------    -----    ------     -------        --        -------         ------

Balance at December 31, 1996 ..................       --     --          --       4,187        --          4,561             --
 Exercise of stock options ....................       --     --      $ (533)         --        --            148             --
 Acquisition of treasury stock ................   (3,001)   $(8)         --          --        --             (8)            --
 Tax benefit due to stock option exercise .....       --     --          --          --        --            590             --
 Net income ...................................       --     --          --       4,325        --          4,325          4,325
                                                  ------    -----    ------     -------        --        -------         ------

Balance at December 31, 1997 ..................   (3,001)    (8)       (533)      8,512        --          9,616             --
 Exercise of stock options ....................    3,001      8          --          --        --            471             --
 Proceeds from initial public offering ........       --     --          --          --        --         27,877             --
 Tax benefit due to stock option exercise .....       --     --          --          --        --            342             --
 Translation adjustments ......................       --     --          --          --       $12             12             12
 Net income ...................................       --     --          --       6,943        --          6,943          6,943
 Comprehensive income .........................       --     --          --          --        --             --         $6,955
                                                  ======    =====    ======     =======       ===        =======         ======
Balance at December 31, 1998 ..................       --     --      $ (533)    $15,455       $12        $45,261
                                                  ======    =====    ======     =======       ===        =======

       The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          Years Ended December 31,
                                                                  -----------------------------------------
                                                                      1998           1997           1996
                                                                  -----------   -------------   -----------
Cash flows from operating activities:
 Net income ...................................................    $   6,943      $ 4,325         $ 1,615
 Adjustments to reconcile net income to net cash used by
   operating activities: ......................................
   Depreciation and amortization ..............................          885          531             267
   Provision for doubtful accounts ............................          (84)          82              73
   Loss on disposal of fixed assets ...........................           --           97              --
   Deferred income taxes ......................................          655          (17)            163
   Tax benefit due to stock option exercise ...................          342          590              --
   Changes in operating assets and liabilities: ...............
    Accounts receivable .......................................        2,110       (1,290)         (2,669)
    Unbilled revenues .........................................       (1,280)        (486)            191
    Prepaid expenses and other current assets .................         (173)        (237)            (97)
    Accounts payable ..........................................          883          101             290
    Accrued expenses ..........................................        1,931        1,907            (328)
    Accrued income taxes ......................................           74          (65)           (937)
    Deferred revenues .........................................       (4,889)       2,672           1,955
    Other .....................................................         (129)          23              13
                                                                   ---------      -------         -------
      Net cash provided by operating activities ...............        7,268        8,233             536

Cash flows from investing activities:
 Purchases of available for sale securities ...................      (10,802)          --              --
 Sale and maturities of available for sale securities .........        2,500           --              --
 Purchases of property and equipment ..........................       (1,474)      (1,788)           (388)
 Proceeds from sale of fixed assets ...........................           --           25              --
                                                                   ---------      -------         -------
      Net cash used in investing activities ...................       (9,776)      (1,763)           (388)

Cash flows from financing activities:
 Repayment of long-term obligations ...........................         (617)        (177)             --
 Proceeds from equipment line of credit .......................           --          500              --
 Proceeds from exercise of stock options ......................          471          148             251
 Purchase of treasury stock ...................................           --           (8)             --
 Proceeds from initial public offering ........................       27,877           --              --
 Decrease in due from related parties .........................           --           --             396
 Decrease in due from officer/stockholder .....................           --           --              30
                                                                   ---------      -------         -------
      Net cash provided by financing activities ...............       27,731          463             677

Effect of exchange rates on cash and cash equivalents .........           12           --              --
Net increase in cash and cash equivalents .....................       25,235        6,933             825
Cash and cash equivalents, beginning of period ................       10,822        3,889           3,064
                                                                   ---------      -------         -------
Cash and cash equivalents, end of period ......................    $  36,057      $10,822         $ 3,889
                                                                   =========      =======         =======

        The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")

                   Notes to Consolidated Financial Statements
                  (dollars in thousands, except per share data)

(1) ORGANIZATION AND SIGNIFICANT POLICIES

     International Integration Incorporated, commonly known as i-Cube (the "Company"), is an IT solutions provider specializing in consulting, electronic business, and transformation services for the complex IT environments inherent in the world's leading organizations. Since 1992, i-Cube has helped clients leverage their current business processes and technology infrastructure to create competitive advantage. Utilizing a fixed-time/fixed-price model and a unique client teaming approach, i-Cube delivers solutions rapidly and with full knowledge transfer. i-Cube's innovative solutions are based on open standards and architectures that are independent of any single vendor's hardware, software or middleware. i-Cube uses i-Structure, a set of methodologies and tools which embody best practices in application development, project management, testing, and deployment. During 1998, the Company expanded its operations by opening its European headquarters in Mannheim, Germany, bringing to three the number of locations from which the Company provides its services.


     A summary of the Company's significant accounting policies follows:

     (a) Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b) Principles of Consolidation The consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     (c) Foreign Currency Translation Assets and liabilities of the Company's foreign operations are translated into United States dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses for the year are translated at the average exchange rates in effect during the year. The resulting translation adjustments are accumulated as a separate component of stockholders' equity.

     (d) Revenue Recognition The Company derives substantially all of its revenues from technology consulting services. Revenues from contracts are recognized on the percentage-of-completion basis. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known. Net revenues exclude reimbursable expenses charged to customers. Revenues from maintenance contracts are deferred and recognized ratably over the contractual periods during which services are performed. Revenues related to time and materials engagements are recognized when the services are performed.

     Deferred revenues consist principally of amounts billed in advance for technology consulting contracts that will be recognized upon performance and amounts billed to clients in excess of revenues recognized to-date. Unbilled revenues on contracts represent revenues recognized on contracts in excess of contractual billings to-date.

     (e) Significant Customers and Concentration of Credit Risk During the year ended December 31, 1998, revenues from four clients accounted for 17%, 15%, 12%, and 11% of the Company's net revenues. During the year ended December 31, 1997, revenues from five clients accounted for 29%, 19%, 14%, 11%, and 10% of the Company's net revenues. During the year ended December 31, 1996, revenues from three clients accounted for 24%, 22%, and 16% of the Company's net revenues.

     Financial instruments that subject the company to credit risks consist primarily of trade accounts receivable. As of December 31, 1998 and 1997, approximately 49% and 86% of the Company's accounts receivable are due from two and four customers, respectively.

               INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")

                 (dollars in thousands, except per share data)


(1) ORGANIZATION AND SIGNIFICANT POLICIES (Continued)

     (f) Cash, Cash Equivalents, and Short-term Investments Cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. At December 31, 1998 and 1997, cash and cash equivalents include overnight repurchase agreements of $12,525 and $10,800, respectively. Due to the short-term nature of these agreements, the Company does not take possession of the underlying collateral, U.S. Government Agency notes, which are held by the bank.

     The Company invests in only high quality, short-term investments, all of which are classified as available for sale at December 31, 1998. Short-term investments are recorded at fair market value, which approximates cost. The cost of securities sold is based on the specific identification method. Gross realized and unrealized gains or losses were not significant as of December 31, 1998. All available for sale securities have maturities of less than one year.

     (g) Depreciation The Company provides for depreciation of fixed assets over their estimated useful lives, using the straight-line method, as follows:


   Asset Classification                Estimated Useful Life
------------------------------------   ----------------------
   Computers and equipment .........         3-5 years
   Furniture and fixtures ..........           5 years

     Depreciation and amortization expense relating to total fixed assets was $885, $531, and $267 for the years ended December 31, 1998, 1997, and 1996, respectively. As of December 31, 1998 and 1997, the cost of furniture and fixtures recorded under capital leases was $473, and the related accumulated amortization was $150 and $47, respectively. Upon retirement or disposal, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

     (h) Accounting for Stock-Based Compensation The Company accounts for stock-based awards to its employees using the intrinsic value based method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," through disclosure only (Note 8).

     (i) Earnings Per Share Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents using the treasury stock method.

     (j) Income Taxes Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

     (k) Comprehensive Income In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The components of comprehensive income for the Company generally include foreign currency translation and unrealized gains or losses on short-term investments classified as available for sale. The Company has adopted SFAS No. 130 in the accompanying financial statements.

     (l) Segment Reporting In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, superseding SFAS No. 14, Financial Reporting for Segments of

               INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")

                 (dollars in thousands, except per share data)


(1) ORGANIZATION AND SIGNIFICANT POLICIES (Continued)

a Business Enterprise. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements, and requires those enterprises to report selected information about operating segments in interim financial statements. It also requires disclosures about products and services, geographic areas, and major customers.

     The Company is in the business of providing specialized IT solutions in consulting, electronic business, and transformation services for the complex IT environments inherent in the world's leading organizations. The Company evaluated its business activities that are regularly reviewed by the Executive Management team and Board of Directors for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one operating segment. The adoption of SFAS 131 did not affect the results of operations, financial position, or require the disclosure of segment information since the Company has one reportable segment.

     (m) Computer Software Developed or Obtained for Internal Use In March 1998, Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," was issued which provides guidance in addressing whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1998, and the impact of such adoption was not material to results of operations or of cash flows for the year ended December 31, 1998.

     (n) Reclassifications Certain prior year amounts have been reclassified to conform to current year presentation.

(2) SHORT-TERM INVESTMENTS

     The following is a summary of investments classified as current assets at December 31, 1998:


   Corporate debt securities ..........    $1,236
   U.S. Government securities .........     7,066
                                           ------
    Total .............................    $8,302
                                           ======


(3) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS

The Company has a working capital line of credit ("working capital line") with a financial institution under which the Company may borrow the lesser of $5,000 or 75% of eligible accounts receivable, as defined in the agreement. The interest rate on all borrowings under the working capital line is prime (7.75% at December 31, 1998). The unsecured line of credit expires in September 1999. The Company is required to comply with certain operational and financial covenants under the agreement if there are borrowings under the credit line. At December 31, 1998, the Company is in compliance with all such covenants. The agreement also provides for a $4,000 sublimit for foreign exchange transactions and the issuance of letters of credit of up to $4,000. There were no borrowings under this line of credit at December 31, 1998 or 1997.

In July 1997, the Company obtained an equipment line of credit ("equipment line") with the same financial institution from which the Company could borrow up to $500 for qualified capital expenditures, as defined in the agreement. The interest rate on all borrowings under the equipment line was prime plus 3/4% (9.25% at December 31, 1997) and was reduced to prime upon the Company's successful completion of its Initial Public Offering ("IPO"). The Company was able to borrow against this equipment line until January 31, 1998 (the "draw period"). During the draw period, the Company was required to make payments of interest only on all outstanding borrowings. At the conclusion of the draw period, the Company was required to make 36 equal monthly principal payments plus interest. The Company was required to comply with certain

               INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")

                 (dollars in thousands, except per share data)


(3) LONG-TERM OBLIGATIONS AND CREDIT ARRANGEMENTS (Continued)

operational and financial covenants under the agreement if there were borrowings under the equipment line. The outstanding balance under the equipment line was paid in full in July 1998.

Long-term obligations consist of the following at December 31, 1998 and 1997:


                                         1998      1997
                                        ------   -------
   Capital lease obligations ........    $323     $440
   Equipment line ...................      --      500
                                           --      ---
                                          323      940
   Less-current maturities ..........      92      268
                                          ---      ---
                                         $231     $672
                                         ====     ====

Maturities of long-term obligations are as follows:


   1999 ......................................    $122
   2000 ......................................     122
   2001 ......................................     122
   2002 ......................................      15
                                                  ----

                                                   381
   Less-amount representing interest .........      58
                                                  ----
                                                  $323
                                                  ====

(4) ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31, 1998 and 1997:


                                                          1998        1997
                                                        --------   ---------
   Accrued payroll and other payroll expenses ........   $2,747     $1,638
   Accrued marketing ................................       245        206
   Accrued other ....................................     1,895      1,112
                                                          -----      -----
                                                         $4,887     $2,956
                                                         ======     ======


(5) INCOME TAXES

     The provision for income taxes consists of the following for the years ended December 31, 1998, 1997, and 1996:


                           1998         1997          1996
                        ---------   ------------   ---------
   Current
    Federal .........    $2,900        $2,118       $  692
    State ...........       831           659          196
                         ------        ------       ------
                          3,731         2,777          888
   Deferred
    Federal .........       504           (13)         124
    State ...........       151            (4)          38
                         ------        ------       ------
                            655           (17)         162
                         ------        -------      ------
                         $4,386        $2,760       $1,050
                         ======        =======      ======

               INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")

                 (dollars in thousands, except per share data)


(5) INCOME TAXES (Continued)

     A reconciliation of the Company's income tax provision to the U.S. statutory income tax rate is as follows:


                                                              1998        1997       1996
                                                           ---------   ---------   --------
   U.S. federal statutory tax rate .....................      34.0%       34.0%      34.0%
   State income taxes, net of federal benefit ..........       5.7         6.3        6.3
   Research and development credits ....................      (0.8)       (1.0)      (1.0)
   Other, net ..........................................      (0.2)       (0.3)       0.1
                                                              ----        ----       ----
     Effective tax rate ................................      38.7%       39.0%      39.4%
                                                              ====        ====       ====

     Significant components of the deferred tax asset as of December 31, 1998 and 1997 are as follows:


                                                    1998       1997
                                                 ---------   --------
   Nondeductible accruals and reserves .......      $284        $835
   Depreciation ..............................      (127)        (23)
                                                    ----        ----
     Total net deferred tax asset ............      $157        $812
                                                    ====        ====

(6) STOCKHOLDERS' EQUITY

     Until February 1996, the Company had authorized 12,020,025 and 2,979,975 of Series A and Series B common shares, respectively, at no par value.

     In February 1996, each share of Series A common stock and Series B common stock, without par value, was converted into one share of common stock, $0.01 par value, with the same voting rights. The Company has authorized 101,000,000 shares consisting of 100,000,000 shares of common stock, $0.01 par value, and 1,000,000 shares of preferred stock, $0.01 par value.

     In February 1997, i-Cube's Board of Directors voted a three-for-two stock split of the Company's common stock, payable as a stock dividend, which became effective the same day. All share and per share data, except common stock par value, have been retroactively adjusted to reflect these changes.

     In April 1998, i-Cube's Board of Directors voted, and i-Cube's stockholders approved, an increase in the authorized shares of Common Stock, $0.01 par value, to 100,000,000.

     The Company completed an IPO of 2,500,000 shares of its common stock on June 23, 1998. Additionally, the underwriters elected to exercise their option to purchase 105,000 shares of common stock from the Company to cover over-allotments. The net proceeds to the Company from the subscribed and over-allotment shares were $27,877, after deduction of offering expenses of $3,383.

(7) EARNINGS PER SHARE

     The following table reconciles the denominator of the diluted earnings per share computation as shown on the Consolidated Statements of Income.



   Diluted EPS Computation                            1998         1997         1996
   ---------------------------------------------- -----------  -----------  ------------
   Basic common shares outstanding ..............  14,876,825   12,627,222   12,424,678
   Stock options ................................   3,729,786    2,536,198    1,257,658
                                                   ----------   ----------   ----------
   Diluted common and common equivalent shares ..  18,606,611   15,163,420   13,682,336
                                                   ==========   ==========   ==========

     Options to purchase shares of the Company's common stock of 113,610, 139,847, and 150,000 for the years ended December 31, 1998, 1997, and 1996, respectively, were outstanding during the respective periods but were not included in the computation of diluted EPS because the exercise price of the options was greater than or equal to the average market price of the common stock for the periods reported.

               INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")

                 (dollars in thousands, except per share data)


(8) STOCK PLANS

     (a) 1993 Stock Plan

     The Company has a 1993 Stock Plan (the "1993 Plan"), pursuant to which the Company may grant to employees, directors, and consultants of the Company statutory and nonstatutory stock options to purchase shares of Series B common stock. Under the 1993 Plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of the grant, as determined by the Board of Directors. Nonqualified options may be granted on terms determined by the Board of Directors, but at a price of no less than the book value per share or 50% of the fair market value on the date of grant, whichever is lower. The maximum term of the options is ten years from date of grant. Upon the adoption of the 1996 Plan, shares remaining ungranted under the 1993 Plan were authorized to be granted under the 1996 Plan, and the 1993 Plan was then terminated.


     (b) 1996 Stock Plan

     On January 15, 1996, the Company's Board of Directors adopted the 1996 Stock Plan (the "1996 Plan"), pursuant to which the Company may grant to employees, directors, and consultants of the Company stock options, rights or awards to purchase shares of common stock. Under the 1996 Plan, incentive stock options ("ISOs") may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of the grant (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of the Company), as determined by the Board of Directors. Stock options under the 1996 Plan are non-transferable and generally vest over a four-year period. The maximum term of any option is ten years. Upon the adoption of the 1998 Plan, shares remaining ungranted under the 1996 Plan were authorized to be granted under the 1998 Plan, and the 1996 Plan was then terminated.


     (c) 1998 Stock Plan

     On April 23, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan (the "1998 Plan"), pursuant to which the Company may grant to employees, officers, directors, and advisors of the Company stock options, restricted stock, or other stock-based awards to purchase up to 3,432,078 shares of common stock plus the number of shares of Common Stock granted under the 1993 Plan or the 1996 Plan which are not actually issued because the grants have expired, have resulted in shares not being issued, or have been repurchased by the Company. Under the 1998 Plan, incentive stock options ("ISOs") may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of the grant (110% of fair market value for ISOs granted to holders of more than 10% of the voting stock of the Company), as determined by the Board of Directors. However, it is the Company's intent to grant only Non-statutory Stock Options in the future. Stock options under the 1998 Plan are non-transferable and generally vest over a four-year period. The maximum term of any option is ten years. The Company's intent is to grant all future stock options under the 1998 Plan.


     (d) 1998 Employee Stock Purchase Plan

     On April 23, 1998, the Company's Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees the right to purchase up to 300,000 shares of Common Stock on an annual basis at the lower of 85% of the market price at the beginning or end of the 12-month offering period. The offering period began on January 1, 1999. A liability will be recorded for ESPP withholdings not yet applied toward the purchase of Common Stock.

               INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")

                 (dollars in thousands, except per share data)


(8) STOCK PLANS (Continued)

     Information related to all stock options granted by the Company is as follows:


                                                                                              Weighted
                                                             Weighted-                        average
                                                              average                      exercise price
                                              Number of       exercise       Options         of options
                                                shares         price       exercisable      exercisable
                                            -------------   -----------   -------------   ---------------
 Outstanding, December 31, 1995 .........     2,332,163       $ 0.85        1,166,952            $0.54
  Granted ...............................     2,952,000         2.00
  Exercised .............................      (145,688)        1.72
  Forfeited/canceled ....................      (479,550)        1.99
                                              ---------       ------

 Outstanding, December 31, 1996 .........     4,658,925         1.43        1,728,001             0.72
  Granted ...............................     1,931,700         3.43
  Exercised .............................      (473,677)        1.44
  Forfeited/canceled ....................      (429,323)        2.17
                                              ---------       ------

 Outstanding, December 31, 1997 .........     5,687,625         2.06        1,997,804             0.92
  Granted ...............................     1,140,201        11.66
  Exercised .............................      (744,313)        0.63
  Forfeited/canceled ....................      (250,914)        4.98
                                              ---------       ------

 Outstanding, December 31, 1998 .........     5,832,599       $ 4.00        2,839,427            $1.97
                                              =========       ======        =========            =====

     The following table summarizes information about fixed stock options outstanding at December 31, 1998:


                                    Options outstanding                         Options exercisable
                    ----------------------------------------------------   ------------------------------
                          Number             Weighted-        Weighted-          Number         Weighted-
     Range of          outstanding            average          average        Exerciseable       average
     exercise        at December 31,         remaining         exercise     at December 31,     exercise
      prices               1998          contractual life       price             1998            price
-----------------   -----------------   ------------------   -----------   -----------------   ----------
   $   0.01-0.67          591,124          5.78 years           $ 0.14            558,501         $ 0.11
       1.33-1.33           13,425          6.33                   1.33             10,717           1.33
       2.00-2.20        2,668,714          7.48                   2.01          1,592,889           2.01
       3.00-3.00        1,108,311          8.34                   3.00            546,686           3.00
       5.00-5.00          680,825          8.86                   5.00            126,820           5.00
      7.00-12.00          260,000          9.33                   9.91              3,814          12.00
     14.00-17.00          307,100          9.77                  16.16                 --             --
     17.13-18.50          203,100          9.79                  17.71                 --             --
   -------------        ---------          ----                 ------          ---------         ------
   $  0.01-18.50        5,832,599          7.91 years           $ 4.00          2,839,427         $ 1.97
   =============        =========          ====                 ======          =========         ======

     The exercise price for each of the above grants was determined by the Board of Directors of the Company to be equal to the fair market value of the common stock on the day of grant (110% of the fair market value for grants to holders of more than 10% of the voting stock of the Company). Prior to the IPO, in reaching this determination at the time of each such grant, the Board considered a broad range of factors including the illiquid nature of an investment in the Company's common stock, the Company's historical financial performance, and the Company's future prospects. Subsequent to the IPO, the exercise prices are equal to the closing prices of the Company's stock as reported by Nasdaq

               INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")

                 (dollars in thousands, except per share data)


(8) STOCK PLANS (Continued)

exchange on the date of grant. Pursuant to the required pro forma disclosure under the fair value method of estimating compensation cost, the Company has estimated the fair value of its stock option grants by using the Black-Scholes option pricing method with the following weighted-average assumptions:


                                               1998        1997       1996
                                            ----------   --------   --------
   Expected option term (years) .........       7.0         7.0        7.0
   Risk-free interest rate (%) ..........       5.3         6.4        6.6
   Expected volatility (%) ..............      43.3          --         --
   Dividend yield (%) ...................        --          --         --
   Weighted average fair value of
    options granted .....................     $7.07       $1.20      $0.72

     The Company applies APB Opinion No. 25 and the related Interpretations. Accordingly, no compensation cost has been recognized for option grants. Had compensation cost for these awards been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income would have been adjusted to the pro forma amounts indicated below:


                                                           1998          1997          1996
                                                       -----------   -----------   -----------
Net income
    As reported ....................................     $ 6,943       $ 4,325       $ 1,615
    Compensation expense for stock options .........       1,200           573           272
                                                         -------       -------       -------
    Pro forma net income ...........................     $ 5,743       $ 3,752       $ 1,343
                                                         =======       =======       =======

   Basic earnings per share as reported ............     $  0.47       $  0.34       $  0.13
   Pro forma basic earnings per share ..............     $  0.39       $  0.30       $  0.11

   Diluted earnings per share as reported ..........     $  0.37       $  0.29       $  0.12
   Pro forma diluted earnings per share ............     $  0.31       $  0.25       $  0.10

(9) COMMITMENTS

     The Company leases its facilities under operating lease agreements that expire through October 2002. The following are the future minimum lease payments under operating leases as of December 31, 1998:


   1999 .................................    $1,207
   2000 .................................     1,293
   2001 .................................     1,140
   2002 .................................        45
                                             ------
   Total minimum lease payments .........    $3,685
                                             ======

     Rent expense was approximately $1,197, $1,158, and $544 for the years ended December 31, 1998, 1997, and 1996, respectively.

(10) RELATED PARTY TRANSACTIONS

     During 1995, the Company provided certain management, administrative, and support services and subleased a portion of its facilities to a related entity. The Company charged the entity $102 during 1995, which was offset against operating expenses of the Company. The amount charged was included in due from related party in the Company's balance sheets. During 1996 all amounts were paid in full.

               INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")

                 (dollars in thousands, except per share data)


(10) RELATED PARTY TRANSACTIONS (Continued)

     In 1996, the Company was paid $317 for IT services provided to a company of which a principal stockholder and a former director of the Company was a significant shareholder.

     During 1997, the Company received a note for $533 from a stockholder for the exercise of 400,000 stock options. The note is due in October 2000. Interest accrues at 8.5%, is payable at maturity, and the associated interest receivable is included in other assets in the Consolidated Balance Sheets.

(11) 401(k) PLAN

     During April 1995, the Company adopted a defined contribution plan (the "401k Plan") under Section 401(k) of the Internal Revenue Code. The 401k Plan allows eligible employees to make contributions up to a specified annual maximum contribution. Under the 401k Plan, the Company may, but is not obligated to, match a portion of the employees' contributions up to a defined maximum. The Company did not contribute to the 401k Plan during 1996 or 1997. The Company contributed $129 to the 401K Plan during 1998.

(12) SUPPLEMENTARY INFORMATION

     During 1998, 1997, and 1996, the Company paid interest of $62, $69, and $0, respectively.

     During 1998, 1997, and 1996, the Company paid $3,587, $2,217, and $1,808, respectively, for income taxes.

     The Company entered into obligations under capital leases of $617 during the period ended December 31, 1997.

     During 1997, the Company disposed of various fixed assets with an original cost of $199.

     During 1997 and 1996, the Company paid $249 and $1,150 for executive signing bonuses, respectively. These amounts are included in general and administrative expenses.

                                 Exhibit Index



 Exhibit
 Number                                           Description
--------   -----------------------------------------------------------------------------------------
 3.1       Amended and Restated Certificate of Incorporation of the Registrant(1)
 3.2       Amended and Restated By-laws of the Registrant(1)
10.1       1993 Stock Plan(1)(2)
10.2       1996 Stock Plan(1)(2)
10.3       1998 Stock Incentive Plan(1)(2)
10.4       1998 Non-Employee Director Stock Option Plan(1)(2)
10.5       Founding Stockholders' Agreement dated as of May 6, 1997 between the Registrant,
           Madhav Anand, Yannis Doganis, Sundar Subramaniam and Edouard Aslanian(1)
10.6       Amendment to Founding Stockholders' Agreement dated as of May 6, 1997, between the Registrant, Madhav Anand, Yannis Doganis, Sundar Subramaniam,
           Edouard Aslanian, Harrington Trust Limited, as Trustee of The Geneva Trust, and
           Subramaniam Limited Partnership(1)
10.7       Voting Trust Agreement dated as of October 13, 1997 between the Registrant, State
           Street Bank and Trust Company, Sundar Subramaniam, Subramaniam Limited
           Partnership and Harrington Trust Limited, as Trustee of The Geneva Trust(1)
10.8       Letter Agreement dated August 8, 1995 between the Registrant and Silicon Valley Bank(1)
10.9       Promissory Note dated August 8, 1995 between the Registrant and Silicon Valley Bank(1)
10.10      Commercial Security Agreement dated August 8, 1995 between the Registrant and Silicon Valley Bank(1)
10.11      Negative Pledge Agreement dated August 8, 1995 between the Registrant and
           Silicon Valley Bank(1)
10.12      Letter Agreement dated October 7, 1996 between the Registrant and Silicon Valley Bank(1)
10.13      Promissory Note dated July 31, 1997 between the Registrant and Silicon Valley Bank(1)
10.14      Loan Modification Agreements between Registrant and Silicon Valley Bank dated
           August 6, 1996, August 7, 1996 and August 28, 1997, respectively(1)
10.15      Lease Agreement dated November 20, 1996 between the Registrant, RR&C
           Development Company and Patrician Associates, Inc.(1)
10.16      Lease Agreement dated as of July 14, 1995 between the Registrant and
           Riverfront Office Park Joint Venture(1)
10.17      Amendment No. 1 to Lease Agreement dated as of July 14, 1995 between the
           Registrant and Riverfront Office Park Joint Venture(1)
10.18      Sublease dated as of June 19, 1995 between the Registrant and MathSoft, Inc.(1)
10.19      Letter Agreement dated June 3, 1996 between the Registrant and Michael Pehl(1)(2)
10.20      Letter Agreement dated August 30, 1996 between the Registrant and Lawrence P.
           Begley(1)(2)
10.21      Letter Agreement dated December 19, 1997 between the Registrant and Karl-
           Heinz Dette(1)(2)
10.22      Application Transformation Program Agreement dated as of July 23, 1997 between Hewlett-Packard Company and the Registrant(1)
10.23      Cooperation Agreement dated as of July 9, 1997 between the Registrant and debis Systemhaus MEB Mercedes EDV Beratung GmbH(1)
10.24      Letter between the Company and Madhav Anand, Edouard Aslanian, Yannis
           Doganis and Gary C. Mekikian relating to indemnification matters(1)
16.1       Letter from Arthur Andersen LLP re: change in certifying accountants(1)
21.1       Subsidiaries of the Registrant(1)
23.1       Consent of PricewaterhouseCoopers LLP
27.1       Financial Data Schedule

------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-50889) and incorporated herein by reference.

(2) Management contract or compensation plan.