Form 10-Q
period 1999-03-31
INTERNATIONAL INTEGRATION INC
filed 1999-05-17
CIK 1060233

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 6, 1999 there were 16,934,349 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I -- FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1999
          and December 31, 1998                                               3

          Consolidated Statements of Income for the
          Three Months Ended March 31, 1999 and 1998                          4

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1999 and 1998                          5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7-13

PART II -- OTHER INFORMATION:

Item 6.   Exhibits and Reports on Form 8-K                                   14

Signatures                                                                   15

Exhibit Index                                                                16

Exhibit 27.1  Financial Data Schedule

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)


                                                             March 31,    December 31,
                                                              1999           1998
                                                             --------     -----------
                                                           (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                               $32,285        $36,057
     Short-term investments                                    5,483          8,302
     Accounts receivable, net of reserve of $112              10,005          3,880
     Unbilled revenues                                         2,964          1,988
     Prepaid expenses and other current assets                   832            602
     Deferred income taxes                                       156            157
                                                             -------        -------
          Total current assets                                51,725         50,986

Property and equipment, at cost:
     Computers and equipment                                   3,624          3,574
     Furniture and fixtures                                    1,035          1,029
                                                             -------        -------
          Total property and equipment, at cost                4,659          4,603

     Less- accumulated depreciation                            1,993          1,723
                                                             -------        -------
          Total property and equipment, net                    2,667          2,880

Other assets                                                     508            273
                                                             -------        -------
          Total assets                                       $54,900        $54,139
                                                             =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $ 1,077        $ 1,366
     Accrued expenses                                          4,027          4,887
     Current portion of long-term obligations                     95             92
     Accrued income taxes                                      1,030             75
     Deferred revenues                                           543          2,227
                                                             -------        -------
          Total current liabilities                            6,772          8,647

Long-term obligations                                            207            231

Stockholders' equity:
     Preferred stock $0.01 par value; 1,000,000 shares
       authorized; no shares issued or outstanding                --             --
     Common stock $0.01 par value; 100,000,000 shares
       authorized; 16,812,820 and 16,316,202 shares
       issued and outstanding at March 31, 1999 and
       December 31, 1998, respectively                           168            163
     Additional paid-in capital                               30,678         30,164
     Note receivable from stockholder                           (533)          (533)
     Retained earnings                                        17,595         15,455
     Accumulated other comprehensive income                       13             12
                                                             -------        -------
          Total stockholders' equity                          47,921         45,261
                                                             -------        -------

          Total liabilities and stockholders' equity         $54,900        $54,139
                                                             =======        =======



   The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                          1999           1998
                                                         -------       -------

Net revenues                                             $12,808       $ 8,828
Project personnel and software costs                       5,351         3,612
                                                         -------       -------
          Gross profit                                     7,457         5,216

Operating expenses:
     Selling and marketing                                 1,414           850
     General and administrative                            2,998         2,247
                                                         -------       -------
          Total operating expenses                         4,412         3,097
                                                         -------       -------

Operating income                                           3,045         2,119
Other income, net                                            463           130
                                                         -------       -------
          Income before income taxes                       3,508         2,249

Provision for income taxes                                 1,368           877
                                                         -------       -------
          Net income                                     $ 2,140       $ 1,372
                                                         =======       =======
Earnings per share:
     Basic                                               $  0.13       $  0.10
                                                         =======       =======
     Diluted                                             $  0.11       $  0.09
                                                         =======       =======
Weighted average shares outstanding:
     Basic                                                16,510        13,244
     Diluted                                              20,256        16,031



   The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Three Months Ended
                                                                  March  31,
                                                             ------------------
                                                               1999       1998
                                                             -------    -------

Cash flows from operating activities:
  Net income                                                 $ 2,140    $ 1,372
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                              270        200
      Provision for doubtful accounts                             60         --
      Loss on disposal of fixed assets                            --         --
      Deferred income taxes                                        1        (66)
      Changes in operating assets and liabilities:
        Accounts receivable                                   (6,185)       557
        Unbilled revenues                                       (976)       232
        Prepaid expenses and other current assets               (230)       (61)
        Accounts payable                                        (289)       244
        Accrued expenses                                        (860)      (594)
        Accrued income taxes                                     955        937
        Deferred revenues                                     (1,684)    (3,549)
        Other                                                   (235)       (46)
                                                             -------    -------
          Net cash used in operating activities               (7,033)      (774)

Cash flows from investing activities:
  Purchases of property and equipment                            (57)      (212)
  Purchases of available for sale securities                  (3,488)        --
  Sale and maturities of available for sale securities         6,307         --
                                                             -------    -------
          Net cash provided by (used in) investing
             activities                                        2,762       (212)

Cash flows from financing activities:
  Repayment of long-term obligations                             (21)       (58)
  Proceeds from exercise of stock options                        519         55
                                                             -------    -------
          Net cash provided by (used in) financing
             activities                                          498         (3)

Effect of exchange rates on cash and cash equivalents              1         --
                                                             -------    -------
Net decrease in cash and cash equivalents                     (3,772)      (989)
Cash and cash equivalents, beginning of period                36,057     10,822
                                                             -------    -------
Cash and cash equivalents, end of period                     $32,285    $ 9,833
                                                             =======    =======




   The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by International Integration Incorporated ("i-Cube" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's consolidated financial statements and notes thereto on Form 10-K for the year ended December 31, 1998. The accompanying consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods presented. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results to be expected for the full year.

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

The following table reconciles the denominator of the basic and diluted earnings per share computation as shown on the Consolidated Statements of Income (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1999        1998
                                                            ------      ------
                                                               (unaudited)

Basic common shares outstanding .........................   16,510      13,244
Stock options ...........................................    3,746       2,787
                                                            ------      ------

Diluted common and common equivalent shares .............   20,256      16,031
                                                            ======      ======


3. COMPREHENSIVE INCOME

The components of other comprehensive income for the Company generally include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The computation of comprehensive income is as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1999        1998
                                                            ------      ------
                                                               (unaudited)

Net income ..............................................   $2,140      $1,372
Other comprehensive income ..............................        1          --
                                                            ------      ------

Total comprehensive income ..............................   $2,141      $1,372
                                                            ======      ======


4. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to current period presentation.

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

The Company is an information technology ("IT") solutions provider specializing in consulting, electronic business, and transformation services for the complex IT environments inherent in the world's leading organizations. Since 1992, the Company has helped clients leverage their current business processes and technology infrastructure to create competitive advantage. The Company's solutions are based on open standards and architectures that are independent of any single vendor's hardware, software, or middleware. The Company makes use of i-Structure, a set of methodologies and tools which embody "best" practices in application development, project management, testing, and deployment. Utilizing a fixed-time/fixed-price model and a unique client teaming approach, the Company delivers solutions quickly, with full knowledge transfer to the client.

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

The Company has traditionally depended upon a few major clients for a majority of its revenues. During the three months ended March 31, 1999 revenues from six clients accounted for 13%, 13%, 13%, 12%, 11%, and 10% of the Company's net revenues. During the comparable period in 1998, revenues from five clients accounted for 23%, 17%, 16%, 11%, and 10% of the Company's net revenues. The percentage of revenues coming from the top five clients decreased from 77% for the period ended March 31, 1998 to 62% during the comparable period in 1999. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition, and results of operations. Although the Company's strategy is to broaden its customer base, there can be no assurance that such customer concentration will actually diminish, and the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon contracts with a small number of customers. See "Certain Factors That May Affect Future Results".

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

RESULTS OF OPERATIONS

The following table sets forth certain items included in the Company's Consolidated Statements of Income as a percentage of net revenues for the periods indicated:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               1999        1998
                                                              ------      ------
                                                                  (unaudited)

Net revenues ...............................................    100%       100%
Project personnel and software costs .......................     42         41
                                                                ---        ---
     Gross profit ..........................................     58         59
Operating expenses:
  Selling and marketing ....................................     11         10
  General and administrative ...............................     23         25
                                                                ---        ---
          Total operating expenses .........................     34         35
                                                                ---        ---
Operating income ...........................................     24         24
Other income, net ..........................................      4          2
                                                                ---        ---
     Income before income taxes ............................     28         26
Provision for income taxes .................................     11         10
                                                                ---        ---
     Net income ............................................     17%        16%
                                                                ===        ===


NET REVENUES

The Company's net revenues increased by $4.0 million, or 45%, to $12.8 million in the three months ended March 31, 1999 from $8.8 million for the comparable period in 1998. This increase in net revenues was primarily attributable to an increased volume of projects from new customers and the leveraging of existing client relationships to obtain repeat business. During the period ended March 31, 1999, the Company's five largest customers accounted for 62% of net revenues as compared to 77% for the period ended March 31, 1998. In the periods ended March 31, 1999 and 1998, the Company had six and five customers, respectively, that each accounted for 10% or more of net revenues.

PROJECT PERSONNEL AND SOFTWARE COSTS

Project personnel and software costs consist primarily of compensation and related costs of personnel dedicated to customer assignments and personnel assigned to developing and enhancing the Company's methodologies and technologies deployed during the project delivery process. Project personnel and software costs also include fees paid to subcontractors for work performed in connection with projects and non-reimbursed project travel expenses. Project personnel and software costs increased 48% to $5.4 million for the period ended March 31, 1999 from $3.6 million for the comparable period in 1998. As a percentage of net revenues, these costs were 42% for the period ended March 31, 1999 and 41% for the comparable period in 1998. The absolute dollar and percentage increases in project personnel and software costs for the period in 1999 were primarily attributable to the hiring of additional and more experienced personnel required to deliver the Company's services and increases in per person compensation costs. Project personnel headcount, which includes contractors and employees working over 20 hours per week, increased to 222 at March 31, 1999 from 138 at March 31, 1998.

SELLING AND MARKETING

Selling and marketing costs consist primarily of compensation and related costs of sales and marketing personnel, travel expenses, and marketing programs and promotion costs. Selling and marketing costs increased 66%, to $1.4 million, for the period ended March 31, 1999 from $0.9 million for the comparable period in 1998. As a percentage of net revenues, these costs were 11% and 10% for the periods ended March 31, 1999 and 1998, respectively. The absolute and percentage increases in selling and marketing costs were primarily attributable to increased spending on promotional activities and increases in selling and marketing personnel. Selling and marketing personnel, which includes contractors and employees working over 20 hours per week, increased to 23 at March 31, 1999 from 14 at March 31, 1998.

GENERAL AND ADMINISTRATIVE

General and administrative costs consist primarily of compensation and related costs of the Company's management and administrative functions, including finance and accounting, human resources, internal information technology, and the costs of the Company's facilities and other general corporate expenses. General and administrative costs increased 33%, to $3.0 million, for the period ended March 31, 1999 from $2.2 million for the comparable period in 1998.

As a percentage of net revenues, these costs were 23% and 25% for the periods ended March 31, 1999 and 1998, respectively. The decline in general and administrative costs as a percentage of net revenues reflects slower relative hiring of and more efficient utilization of administrative staff as well as more efficient space utilization of the Company's facilities in 1999. The increase in general and administrative costs in absolute dollars was primarily attributable to an increase in general and administrative personnel. General and administrative employees, which include contractors and employees working over 20 hours per week, increased to 38 at March 31, 1999 from 26 at March 31, 1998.

OTHER INCOME, NET

Other income, net consists primarily of interest income from the Company's cash, cash equivalents, and short-term investment balances and interest expense associated with fixed asset purchases made under the Company's equipment line of credit and obligations under capital leases. Other income, net was $0.5 million and $0.1 million for the periods ended March 31, 1999 and 1998, respectively. The increase in other income, net was principally due to the increase in cash, cash equivalents, and short-term investments, which included net proceeds from the Company's initial public offering in the second quarter of 1998. The Company invests its cash, cash equivalents, and short-term investments primarily in overnight repurchase agreements, short-term U.S. Treasury and Agency bonds, and short-term commercial paper.

PROVISION FOR INCOME TAXES

The Company's effective rate for federal and state income taxes was 39% for the periods ended March 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

Prior to its initial public offering, the Company met its working capital requirements through cash generated from operations. In June 1998, the Company completed its initial public offering of common stock resulting in net proceeds to the Company of approximately $27.9 million. The Company also maintains a $5.0 million revolving line of credit (the "Line") with Silicon Valley Bank, which expires in September 1999. Under the Line, the Company may borrow the lesser of $5.0 million or 75% of eligible accounts receivable, as defined in the loan agreement. The Company is required to comply with certain operational and financial covenants under the Line if there are borrowings under the Line. At March 31, 1999 the Company was in compliance with these requirements and no borrowings have been made under the Line.

The Company's cash and cash equivalents balances decreased to $32.3 million at March 31, 1999 from $36.1 million at December 31, 1998. The decrease in cash was primarily due to cash used in operations. The Company's working capital was $45.0 million at March 31, 1999 as compared to $42.3 million at December 31, 1998.

The Company's operating activities used cash from operations of $7.0 million for the period ended March 31, 1999 as compared to $0.8 million for the comparable period in 1998. The increase in cash used in operations was due principally to an increase in accounts receivable of $6.7 million as compared to the comparable period in 1998, an increase in unbilled revenues of $1.2 million as compared to the comparable period in 1998, and a decrease in accounts payable of $0.5 million as compared to the comparable period in 1998. The increases in cash used in operations for the period ended March 31, 1999 as compared to the period ended March 31, 1998 were partially offset by a decrease in deferred revenues of $1.9 million from the prior year period and an increase in net income of $0.8 million from the prior year period. The increase in accounts receivable and unbilled revenues and the decrease in deferred revenues from December 31, 1998 to March 31, 1999 resulted from the timing of milestone billings on some of the Company's large fixed-price contracts and billings from a number of new engagements that were started near the end of the first quarter of 1999.

The Company's investing activities provided cash of $2.8 million for the period ended March 31, 1999 as compared to having used cash of $0.2 million in the comparable periods of 1998. Cash provided by investing activities during the period ended March 31, 1999 consisted of maturities of short-term investments and was partially offset by purchases of short-term investments and purchases of property and equipment used to support the growing base of employees. Cash used for investing activities during the period ended March 31, 1998 consisted primarily of purchases of short-term investments and purchases of property and equipment.

The Company's financing activities provided cash of $0.5 million for the period ended March 31, 1999 which mainly represents the proceeds from the exercise of stock options.

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

The Company is completing the process of assessing its exposure to the Year 2000 problem. Generally, the Company is assessing its Year 2000 exposure in four major areas: (i) problems arising from systems previously developed for customers; (ii) delays in existing projects by the Company's customers as they shift internal resources to complete their Year 2000 mitigation, and delays in the purchasing patterns of clients and potential clients with respect to new projects; (iii) Year 2000 problems faced by the Company's material suppliers which could have an impact on the Company's business, results of operations or financial condition; and (iv) Year 2000 problems existent in the Company's internal IT systems and non-IT systems.

The Company has completed the assessment of systems previously developed for customers and believes that they are Year 2000 compliant. However, there can be no assurances that the Company's systems do not contain undetected errors or defects associated with Year 2000 compliance issues, or that third party software included in the systems developed by the Company do not contain Year 2000 problems. Certain of the Company's agreements with its customers contain warranties that the systems developed by the Company will not experience Year 2000 problems. To the extent that a problem arises, the Company may be required to expend funds to remedy the problem or, if asserted, to pay damages incurred by the customer as a result of such failure. In addition, to the extent that a Year 2000 problem is identified in a system developed under a contract without a Year 2000 warranty, the Company may nevertheless expend resources to remedy the problem, in certain circumstances, at its own cost. Although the Company's contracts with its customers generally contain provisions which seek to insulate the Company from, or limit the amount of, any liability arising from claims asserted against the Company, there can be no assurance that any such limitations would be upheld in favor of the Company. The Company is aware of a growing number of lawsuits against other providers of IT services. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by such litigation. Due to the complexity of the Year 2000 issue, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to systems or software designed, developed, customized, or implemented by the Company as described above, the Company may be subjected to claims regardless of whether the failure is related to the services provided by the Company. If asserted, such claims (including the associated defense costs) could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company is continually monitoring its major customers to determine their Year 2000 readiness and the likelihood that the customers will delay scheduled or in-process contracts, or defer future contracts with the Company, in order to allocate more IT resources to solving their Year 2000 problems. In addition, the Company continually seeks feedback from its salespersons as to the impact that the Year 2000 readiness of prospective customers may have on the Company's future revenues. There can be no assurance that the Company's customers and prospective customers will not delay scheduled, in-process, or future projects as a result of their own Year 2000 remediation efforts. Any such delays could have a material adverse impact on the Company's business, operating results, and financial condition.

The Company has completed the process of determining the nature and extent of the work required, if any, to make its internal IT systems Year 2000 compliant. The Company's internal IT systems consist principally of its accounting and human resources software. The licensor of the software has indicated to the Company in writing that the products are Year 2000 compliant. Based on currently available information, the Company believes the expense associated with making its internal IT systems Year 2000 compliant will be immaterial and has provided for the enhancement of these systems in its operating and capital budgets for the current fiscal year. However, if Year 2000 issues of which the Company is not currently aware arise and are not remediated on time, or if the Company is required to pay for any required updating, modification or replacement of the Company's information systems, the Year 2000 issue could have a material adverse impact on the Company's business, operating results, and financial condition. The Company has also completed the assessment of its utilization of non-IT systems which contain embedded technology such as microcontrollers. Based upon currently available information, the Company believes the expense associated with making its non-IT systems Year 2000 compliant will be immaterial and has provided for the enhancement of these systems in its operating and capital budgets for the current fiscal year. In addition to the Company's internal systems, the Company relies on third party vendors in the conduct of its business. The Company has received assurances from its material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue. However, there can be no assurance that we will not experience interruptions of service due to the Year 2000 issue resulting in a material adverse effect on the Company. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company.

Through March 31, 1999, the Company had not incurred material costs directly relating to the remediation of Year 2000 problems. Pending further progress in its assessment of its exposure to the Year 2000 problem, as described in the preceding paragraphs, the Company is unable to estimate the costs of remediating the Year 2000 problem that it may incur in the future.

The Securities and Exchange Commission has asked publicly-traded companies to include a reasonable description of their most reasonably likely worst case Year 2000 scenario. As of the date of this report, the Company is uncertain as to such scenario, although the Company believes that it may include a situation where one of the Company's significant clients asks the Company to delay or stop work on an ongoing project due to the client's internal Year 2000 issues. The Company intends to address this uncertainty by continuing to assess its exposure to the Year 2000 problem as described above. The Company intends to consider this scenario in its financial and strategic planning for 1999 and 2000, including in its projected personnel needs and other areas. As of March 31, 1999, the Company is not able to estimate revenue lost due to Year 2000 issues.

The Company has not yet established a contingency plan for addressing the most reasonably likely worst case Year 2000 scenario. The Company intends to establish such a plan to the extent the Company believes it necessary to do so, based on the impact that such scenario is expected to have on the Company's business, operating results, and financial condition.

SAFE HARBOR PROVISION

This Form 10-Q includes forward-looking statements (statements that are not historical facts) such as statements about future net revenues and profits, capital expenditures, liquidity sources and needs, working capital needs, increases in personnel and related costs, opening additional offices, general and administrative expenses, sales and marketing expenses, issues arising out of the Year 2000 problem, and other costs, in quantitative terms, as a percentage of net revenues, and in qualitative terms. These forward-looking statements are subject to several risks and uncertainties and the Company's actual future results may differ significantly from those stated in any forward looking statements for a variety of reasons, including those set forth below in "Certain Factors That May Affect Future Results". The Company makes no commitments to disclose any revisions to forward-looking statements, or any facts, events or circumstances that may occur after the date of this Form 10-Q that may have an impact on the forward-looking statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

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

The Company's success may depend on its ability to make strategic acquisitions from time to time. The competition to acquire appropriate companies is fierce, with the result that the acquisition prices for these Companies may be high. In addition, the high stock prices of publicly traded technology companies, that are comparables for companies the Company may wish to acquire, have further driven up the prices of potential acquisition candidates. As a result, there can be no assurances that the Company will be able to make strategic acquisitions at favorable prices, if at all.

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

The Company's success and its ability to compete is dependent, in part, upon its proprietary rights, including its rights in i-Structure methodologies and technologies. The Company relies primarily on a combination of copyright, trademark, and trade secret laws to establish and protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company's proprietary rights. Although the Company believes that its services and technologies do not infringe the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against the Company in the future.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Documents listed below are being filed as exhibits herewith.

          Exhibit 27.1 Financial Data Schedule

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 17, 1999


                                    INTERNATIONAL INTEGRATION INCORPORATED


                                    By: /s/ Lawrence P. Begley
                                        ----------------------------------
                                        Lawrence P. Begley
                                        Executive Vice President
                                        & Chief Financial Officer
                                        (Principal Financial Officer)

                INTERNATIONAL INTEGRATION INCORPORATED ("i-Cube")
                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION
----------     -----------

  27.1         Financial Data Schedule