Form 10-Q
period 1999-06-30
INTERNATIONAL INTEGRATION INC
filed 1999-08-16
CIK 1060233

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 9, 1999, there were 19,680,324 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                INTERNATIONAL INTEGRATION INCORPORATED ("i-CUBE")

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I -- FINANCIAL INFORMATION:

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1999 and
          December 31, 1998                                                 3

          Consolidated Statements of Income for the Three and Six Months
          Ended June 30, 1999 and 1998                                      4

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1999 and 1998                                      5

          Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                        8-15

PART II -- OTHER INFORMATION:

Item 2.   Changes in Securities and Use of Proceeds                         16

Item 4.   Submission of Matters of Security Holders                         16

Item 6.   Exhibits and Reports on Form 8-K                                  16

Signatures                                                                  17

Exhibit Index                                                               18

Exhibit 10  Material Contracts

Exhibit 27.1  Financial Data Schedule

Exhibit 27.2  Financial Data Schedule

                INTERNATIONAL INTEGRATION INCORPORATED ("i-CUBE")
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                       JUNE 30,       DECEMBER 31,
                                                                         1999            1998
                                                                       --------       ------------

ASSETS
Current assets:
     Cash and cash equivalents                                        $ 36,422         $ 36,010
     Short-term investments                                              3,067            8,302
     Accounts  receivable,  net of  reserve of $ 255 and $180,          12,290            6,380
      respectively
     Unbilled revenues                                                   4,282            1,988
     Prepaid expenses and other current assets                           1,461            1,100
     Deferred income taxes                                                 300              157
                                                                      --------         --------
          Total current assets                                          57,822           53,937

Property and equipment, at cost:
     Computers and equipment                                             8,408            7,985
     Furniture and fixtures                                              1,521            1,494
                                                                      --------         --------
          Total property and equipment, at cost                          9,929            9,479

     Less- accumulated depreciation                                     (3,534)          (2,647)
                                                                      --------         --------
          Total property and equipment, net                              6,395            6,832

     Deferred income taxes                                              10,056               --
     Other assets                                                        1,326              273
                                                                      --------         --------
          Total assets                                                $ 75,599         $ 61,042
                                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITYCurrent liabilities:
     Accounts payable                                                 $  1,929         $  2,244
     Accrued expenses                                                    8,273            6,983
     Current portion of long-term obligations                              478              216
     Accrued income taxes                                                1,213              545
     Deferred revenues                                                   2,747            4,859
                                                                      --------         --------
          Total current liabilities                                     14,640           14,847

Long-term obligations                                                    1,752            1,997

Stockholders' equity:
     Preferred stock $0.01 par value; 1,000,000 shares
       authorized; no shares issued or outstanding                          --               --
     Common stock $0.01 par value; 100,000,000 shares
       authorized; 19,469,237 and 18,758,111 shares issued and
       outstanding at June 30, 1999 and December 31, 1998,
       respectively                                                        195              163
     Additional paid-in capital                                         42,688           30,642
     Note receivable from stockholder                                     (533)            (533)
     Retained earnings                                                  16,814           13,914
     Accumulated other comprehensive income                                 43               12
                                                                      --------         --------
          Total stockholders' equity                                    59,207           44,198
                                                                      --------         --------

          Total liabilities and stockholders' equity                  $ 75,599         $ 61,042
                                                                      ========         ========


   The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-CUBE")
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS                   SIX MONTHS
                                                         ENDED                         ENDED
                                                        JUNE 30,                      JUNE 30,
                                                ----------------------        ----------------------
                                                  1999          1998            1999          1998
                                                -------        -------        -------        -------
Net revenues                                    $18,650        $14,023        $35,545        $26,848
Project personnel and software costs              8,562          7,052         16,156         13,381
                                                -------        -------        -------        -------
          Gross profit                           10,088          6,971         19,389         13,467

Operating expenses:
     Selling and marketing                        1,911          1,292          3,492          2,359
     General and administrative                   4,340          3,553          8,635          7,024
     Acquisition and restructuring costs          3,445            786          3,445            786
                                                -------        -------        -------        -------
          Total operating expenses                9,696          5,631         15,572         10,169
                                                -------        -------        -------        -------

Operating income                                    392          1,340          3,817          3,298
Other income, net                                   347            117            768            232
                                                -------        -------        -------        -------
          Income before income taxes                739          1,457          4,585          3,530

Provision for income taxes                          267            966          1,685          1,843
                                                -------        -------        -------        -------
          Net income                            $   472        $   491        $ 2,900        $ 1,687
                                                =======        =======        =======        =======

Earnings per share:
     Basic                                      $  0.02        $  0.03        $  0.15        $  0.11
                                                =======        =======        =======        =======
     Diluted                                    $  0.02        $  0.02        $  0.13        $  0.09
                                                =======        =======        =======        =======

Weighted average shares outstanding:
     Basic                                       19,415         16,216         19,207         15,959
     Diluted                                     23,068         20,025         23,049         19,519



   The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-CUBE")
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS
                                                                                            ENDED
                                                                                          JUNE 30,
                                                                                 -------------------------
                                                                                   1999             1998
                                                                                 --------         --------
Cash flows from operating activities:
     Net income                                                                  $  2,900         $  1,687
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                               926              730
          Provision for doubtful accounts                                              75               47
          Deferred income taxes                                                    (1,200)            (314)
          Tax benefit due to stock option exercise                                  1,200               --
          Changes in operating assets and liabilities:
               Accounts receivable                                                 (6,076)          (1,305)
               Unbilled revenues                                                   (2,294)          (1,426)
               Prepaid expenses and other current assets                             (387)             357
               Accounts payable                                                      (277)             698
               Accrued expenses                                                     1,372            2,110
               Accrued income taxes                                                   711              449
               Deferred revenues                                                   (2,026)             506
               Other                                                                 (140)            (513)
                                                                                 --------         --------
                    Net cash provided by (used in) operating activities            (5,216)           3,026

Cash flows from investing activities:
     Purchases of property and equipment                                             (685)          (1,016)
     Purchases of available for sale securities                                        --               (4)
     Sale and maturities of available for sale securities                           5,235               --
     Other                                                                             --             (438)
                                                                                 --------         --------
                    Net cash provided by (used in) investing activities             4,550           (1,458)

Cash flows from financing activities:
     Proceeds from bank loans                                                         142              149
     Repayment of long-term obligations                                               (17)             (57)
     Proceeds from issuance of common stock                                            --               23
     Proceeds from exercise of stock options                                          963              335
     Proceeds from initial public offering                                             --           28,719
                                                                                 --------         --------
                    Net cash provided by financing activities                       1,088           29,169

Effect of exchange rates on cash and cash equivalents                                 (10)              11
                                                                                 --------         --------
Net increase in cash and cash equivalents                                             412           30,748
Cash and cash equivalents, beginning of period                                     36,010           11,609
                                                                                 --------         --------
Cash and cash equivalents, end of period                                         $ 36,422         $ 42,357
                                                                                 ========         ========

Schedule of non-cash activities:
                    Tax benefit of step-up in basis for 1999 acquisitions        $  9,000
                                                                                 --------



   The accompanying notes are an integral part of these consolidated financial statements

                INTERNATIONAL INTEGRATION INCORPORATED ("i-CUBE")
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by International Integration Incorporated ("i-Cube" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's consolidated financial statements and notes thereto on Form 10-K for the year ended December 31, 1998. The accompanying consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of results for these interim periods presented. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of results to be expected for the full year.

On May 25, 1999, the Company acquired all of the outstanding common stock of Tomorrow's Technology Today, Inc., ("T3") in exchange for 89,640 shares of i-Cube common stock. The Company's financial statements have been restated for all prior periods presented to reflect the acquisition of T3, which was accounted for as a pooling of interests.

On June 21, 1999, the Company acquired all of the outstanding common stock of Report sent, Ltd. and its majority-owned subsidiary Conduit Communications Ltd., (collectively, "Conduit") in exchange for 2,396,752 shares of i-Cube common stock. The Company's financial statements have been restated for all prior periods presented to reflect the acquisition of Conduit, which was accounted for as a pooling of interests.


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

The following table reconciles the denominator of the basic and diluted earnings per share computation as shown on the Consolidated Statements of Income (in thousands):

                                                 THREE MONTHS       SIX MONTHS
                                                    ENDED             ENDED
                                                   JUNE 30,          JUNE 30,
                                               ---------------   ---------------
                                                1999     1998     1999     1998
                                               ------   ------   ------   ------
                                                 (UNAUDITED)      (UNAUDITED)
Basic common shares outstanding .............  19,415   16,216   19,207   15,959
Stock options ...............................   3,653    3,809    3,842    3,560
                                               ------   ------   ------   ------

Diluted common and common equivalent shares..  23,068   20,025   23,049   19,519
                                               ======   ======   ======   ======

3. COMPREHENSIVE INCOME

The components of other comprehensive income for the Company generally include foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The computation of comprehensive income is as follows (in thousands):

                                          THREE MONTHS           SIX MONTHS
                                              ENDED                 ENDED
                                             JUNE 30,              JUNE 30,
                                          --------------      ------------------
                                          1999      1998       1999       1998
                                          ----      ----      ------      ------
                                           (UNAUDITED)             (UNAUDITED)
Net income .........................      $472      $491      $2,900      $1,687
Other comprehensive income .........         7       (10)         31         (4)
                                          ----      ----      ------      ------

Total comprehensive income .........      $479      $481      $2,931      $1,683
                                          ====      ====      ======      ======


4. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to current period presentation.

5. ACQUISITIONS

On May 25, 1999, the Company acquired all of the outstanding common stock of Tomorrow's Technology Today, Inc., ("T3") in exchange for 89,640 shares of i-Cube common stock. The Company's financial statements have been restated for all prior periods presented to reflect the acquisition of T3, which was accounted for as a pooling of interests.

On June 21, 1999, the Company acquired all of the outstanding capital stock of Conduit in exchange for 2,396,752 shares of the Company's common stock. The Company's financial statements have been restated for all prior periods presented to reflect the acquisition of Conduit, which was accounted for as a pooling of interests. Costs, which consist mainly of investment banking, accounting and legal fees as well as certain restructuring costs related to the acquisition, approximated $3.4 million, have been reflected in the consolidated statements of income and comprehensive income for the quarter ended June 30, 1999.

The results of operations for the separate enterprises and the combined amounts presented in the accompanying Consolidated Financial Statements are summarized below (in thousands):

                                                         SIX MONTHS
                                                            ENDED
                                                          JUNE 30,
                                                  -----------------------
                                                    1999           1998
                                                  -------        --------
Net revenues:
   i-Cube                                         $26,809        $ 18,729
   Conduit                                          8,327           7,821
   T3                                                 409             298
                                                  -------        --------
   Combined                                       $35,545        $ 26,848

Net income (loss):
   i-Cube                                         $ 2,364        $  2,953
   Conduit                                            435          (1,361)
   T3                                                 101              95
                                                  -------        --------
   Combined                                       $ 2,900        $  1,687


6. SUBSEQUENT EVENT

On August 10, 1999, the Company announced that it had signed a definitive agreement to merge with Razorfish, a New York City-based information technology firm that provides Digital Change Management(sm) solutions. Under terms of the agreement, approved by each company's board of directors, each share of the Company will be exchanged for 0.875 shares of Razorfish, and Razorfish will be the surviving entity. The Company anticipates that the transaction will be accounted for as a pooling of interests.

                INTERNATIONAL INTEGRATION INCORPORATED ("I-CUBE")
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW


The Company is an information technology ("IT") solutions provider specializing in consulting, electronic business, and transformation services for the complex IT environments inherent in the world's leading organizations. Since 1992, the Company has helped clients leverage their current business processes and technology infrastructure to create competitive advantage. The Company's solutions are based on open standards and architectures that are independent of any single vendor's hardware, software, or middleware. Fusing strategy, design, and technology, i-Cube implements complete solutions for the digital world. The Company makes use of i-Structure, a set of methodologies and tools which embody "best" practices in application development, project management, testing, and deployment. Utilizing a fixed-time/fixed-price model and a unique client teaming approach, the Company delivers solutions quickly, with full knowledge transfer to the client.

The Company derives substantially all of its revenues from consulting, electronic business and transformation services. The Company's services are principally provided on a fixed-time/fixed-price basis; however, as a result of the Conduit acquisition, a portion of the Company's revenues are derived from time and materials based contracts. In developing the fixed price of a project, the Company follows a process that assesses the technical complexity of the project, the nature of the work, the functions to be performed, the resources required to complete the engagement, and the extent to which the Company will deploy its internally-developed software tools to deliver the solution. The Company recognized revenues from fixed-time/fixed-price and time and materials-based contracts on the percentage-of-completion method of accounting.

For its fixed time/fixed price and larger projects, the Company's contracts typically call for an advance payment from its customers upon signing, with additional payments required upon the attainment of project milestones. For its time and materials and smaller projects, the Company typically receives payment ratably over the duration of the engagement. Deferred revenues consist principally of amounts billed in advance for the Company's technology consulting contracts that will be recognized upon performance and amounts billed to customers in excess of revenues recognized to-date.

During the six months ended June 30, 1999, no single customer accounted for 10% of the Company's net revenues. During the comparable period in 1998, revenues from three clients accounted for 17%, 13% and 10% of the Company's net revenues. The percentage of revenues coming from the top five clients decreased from 57% for the six months ended June 30, 1998 to 40% during the comparable period in 1999. The loss of one or more customers could have a material adverse effect on the Company's business, financial condition, and results of operations. Although the Company's strategy is to broaden its customer base, there can be no assurance that such customer concentration will actually diminish, and the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon contracts with a small number of customers. See "Certain Factors That May Affect Future Results".

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

RESULTS OF OPERATIONS

The following table sets forth certain items included in the Company's Consolidated Statements of Income as a percentage of net revenues for the periods indicated:

                                               THREE MONTHS        SIX MONTHS
                                                   ENDED              ENDED
                                                  JUNE 30,           JUNE 30,
                                              --------------      -------------
                                              1999      1998      1999     1998
                                              ----      ----      ----     ----
                                               (unaudited)          (unaudited)
Net revenues                                  100%      100%      100%      100%
Project personnel and software costs           46        50        45        50
                                              ---       ---       ---       ---
     Gross profit                              54        50        55        50
Operating expenses:
  Selling and marketing                        10         9        10         9
  General and administrative                   23        25        24        26
 Acquisition and restructuring costs           19         6        10         3
                                              ---       ---       ---       ---
          Total operating expenses             52        40        44        38
                                              ---       ---       ---       ---
Operating income                                2        10        11        12
Other income, net                               2         1         2         1
                                              ---       ---       ---       ---
     Income before income taxes                 4        11        13        13
Provision for income taxes                      1         7         5         7
                                              ---       ---       ---       ---
     Net income                                 3%        4%        8%        6%
                                              ===       ===       ===       ===


NET REVENUES

The Company's net revenues increased by $4.7 million, or 33%, to $18.7 million in the three months ended June 30, 1999 from $14.0 million for the comparable period in 1998. Net revenues increased by $8.7 million, or 32% to $35.5 million in the first six months of 1999 from $26.8 million for the comparable period in 1998. This increase in net revenues was primarily attributable to an increased volume of projects from new customers and the leveraging of existing client relationships to obtain repeat business. During the six- month period ended June 30, 1999, the Company's five largest customers accounted for 40% of net revenues as compared to 57% for the six-month period ended June 30, 1998. In the six-month periods ended June 30, 1999 and 1998, the Company had zero and three customers, respectively, that each accounted for 10% or more of net revenues.

PROJECT PERSONNEL AND SOFTWARE COSTS

Project personnel and software costs consist primarily of compensation and related costs of personnel dedicated to customer assignments and personnel assigned to developing and enhancing the Company's methodologies and technologies deployed during the project delivery process. Project personnel and software costs also include fees paid to subcontractors for work performed in connection with projects and non-reimbursed project travel expenses. Project personnel and software costs increased 21% to $8.6 million for the three months ended June 30, 1999 from $7.1 million for the comparable period in 1998. As a percentage of net revenues, these costs were 46% and 50%, respectively in the three months ended June 30, 1999 and 1998. Project personnel and software costs increased 21% to $16.2 million for the six months ended June 30, 1999 from $13.4 million for the comparable period in 1998. As a percentage of net revenues, these costs were 45% and 50%, respectively in the six months ended June 30, 1999 and 1998. The absolute dollar increase in project personnel and software costs for the three and six month periods was primarily attributable to the hiring of additional and more experienced personnel required to deliver the Company's services and increases in per person compensation costs. The percentage decline in project personnel and software costs for the periods was mainly the result of a decline in the number of project personnel and software employees as compared to the total number of employees. Project personnel headcount, which includes contractors and employees working over 20 hours per week, increased to 335 at June 30, 1999 from 260 at June 30, 1998.

SELLING AND MARKETING

Selling and marketing costs consist primarily of compensation and related costs of sales and marketing personnel, travel expenses, and marketing programs and promotion costs. Selling and marketing costs increased 48%, to $1.9 million, for the three months ended June 30, 1999 from $1.3 million for the comparable period in 1998. As a percentage of net revenues, these costs were 10% and 9% for the three months ended June 30, 1999 and 1998, respectively. Selling and marketing costs increased 48%, to $3.5 million, for the six months ended June 30, 1999 from $2.4 million for the comparable period in 1998. As a percentage of net revenues, these costs were 10% and 9% for the six months ended June 30, 1999 and 1998, respectively. The absolute and percentage increases in selling and marketing costs were primarily attributable to increased spending on promotional activities and increases in selling and marketing personnel. Selling and marketing personnel, which includes contractors and employees working over 20 hours per week, increased to 30 at June 30, 1999 from 24 at June 30, 1998.

GENERAL AND ADMINISTRATIVE

General and administrative costs consist primarily of compensation and related costs of the Company's management and administrative functions, including finance and accounting, human resources, internal information technology, and the costs of the Company's facilities and other general corporate expenses. General and administrative costs increased 22%, to $4.3 million, for the three months ended June 30, 1999 from $3.6 million for the comparable period in 1998. As a percentage of net revenues, these costs were 23% and 25% for the three months ended June 30, 1999 and 1998, respectively. General and administrative costs increased 23%, to $8.6 million, for the six months ended June 30, 1999 from $7.0 million for the comparable period in 1998. As a percentage of net revenues, these costs were 24% and 26% for the six months ended June 30, 1999 and 1998, respectively. The decline in general and administrative costs as a percentage of net revenues reflects slower relative hiring of and more efficient utilization of administrative staff as well as more efficient space utilization of the Company's facilities in 1999. The increase in general and administrative costs in absolute dollars was primarily attributable to an increase in general and administrative personnel. General and administrative employees, which include contractors and employees working over 20 hours per week, increased to 70 at June 30, 1999 from 56 at June 30, 1998.

ACQUISITION AND RESTRUCTURING COSTS

Acquisition and restructuring costs in 1999 consist mainly of investment banking, accounting and legal fees as well as certain restructuring costs related to the acquisition of Conduit and T3 and approximated $3.4 million during the quarter. Acquisition and restructuring costs in 1998 consist mainly of certain restructuring costs at Conduit.

OTHER INCOME, NET

Other income, net consists primarily of interest income from the Company's cash, cash equivalents, and short-term investment balances, interest expense associated with fixed asset purchases made under the Company's equipment line of credit and obligations under capital leases and interest expense associated with notes payable. Other income, net was $0.3 million and $0.1 million for the three months ended June 30, 1999 and 1998, respectively. Other income, net was $0.8 million and $0.2 million for the six months ended June 30, 1999 and 1998, respectively. The increase in other income, net was principally due to the increase in cash, cash equivalents, and short-term investments, which included net proceeds from the Company's initial public offering in the second quarter of 1998. The Company invests its cash, cash equivalents, and short-term investments primarily in overnight repurchase agreements, short-term U.S. Treasury and Agency bonds, and short-term commercial paper.

PROVISION FOR INCOME TAXES

The Company's effective rate for federal, state and international income taxes was 36% and 66% for the three months ended June 30, 1999 and 1998. The Company's effective rate for federal, state and international income taxes was 37% and 52% for the six months ended June 30, 1999 and 1998. Conduit's losses in 1998 were not tax benefitted and had the impact of increasing the Company's effective tax rate in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Prior to its initial public offering, the Company met its working capital requirements through cash generated from operations. In June 1998, the Company completed its initial public offering of common stock resulting in net proceeds to the Company of approximately $27.9 million. The Company also maintains a $5.0 million revolving line of credit (the "Line") with Silicon Valley Bank, which expires in September 1999. Under the Line, the Company may borrow the lesser of $5.0 million or 75% of eligible accounts receivable, as defined in the loan agreement. The Company is required to comply with certain operational and financial covenants under the Line if there are borrowings under the Line. At June 30, 1999 the Company was in compliance with these requirements and no borrowings have been made under the Line.

 In May 1998, the Company entered into a loan agreement with a major financial institution for $1.4 million. The principal balance is payable over 12 years in quarterly installments and bears interest at LIBOR +2% (8.8% at June 30, 1999). These quarterly installments increase throughout the term of the loan. The Company is required to comply with certain financial covenants under this loan agreement. At June 30, 1999, the Company was in compliance with these requirements. At June 30, 1999, $1.2 million was outstanding under the loan agreement.

The Company's cash and cash equivalents balances increased to $36.4 million at June 30, 1999 from $36.0 million at December 31, 1998. The Company's working capital was $43.2 million at June 30, 1999 as compared to $39.1 million at December 31, 1998.

The Company's operating activities used cash from operations of $5.2 million for the six months ended June 30, 1999 as compared to providing cash of $3.0 million for the comparable period in 1998. The increase in cash used in operations was due principally to an increase in accounts receivable of $6.1 million as compared to $1.3 million in the comparable period in 1998, an increase in unbilled revenues of $2.3 million as compared to $1.4 million in the comparable period in 1998, a decrease in accounts payable of $0.3 million as compared to an increase of $0.7 million in the comparable period in 1998, and a decrease in deferred revenues of $2.0 million as compared to an increase of $0.5 million in the comparable period in 1998. The increases in cash used in operations for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 were partially offset by an increase in net income of $1.2 million from the prior year period and an increase in accrued income taxes of $0.7 million as compared to an increase of $0.4 million for the comparable period in 1998. The increase in accounts receivable and unbilled revenues and the decrease in deferred revenues from December 31, 1998 to June 30, 1999 resulted from the timing of milestone billings on some of the Company's large fixed-price contracts and billings from a number of new engagements that were started near the end of the second quarter of 1999.

The Company's investing activities provided cash of $4.6 million for the six months ended June 30, 1999 as compared to having used cash of $1.5 million in the comparable period of 1998. Cash provided by investing activities during the six months ended June 30, 1999 consisted of maturities of short-term investments and was partially offset by purchases of property and equipment used to support the growing base of employees.

The Company's financing activities provided cash of $1.1 million for the six months ended June 30, 1999 which mainly represents the proceeds from the exercise of stock options. For the comparable period in 1998, cash provided by financing activities consisted principally of proceeds from the Company's initial public offering.

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

The Company has completed the process of assessing its exposure to the Year 2000 problem. Generally, the Company has assessed its Year 2000 exposure in four major areas: (i) problems arising from systems previously developed for customers; (ii) delays in existing projects by the Company's customers as they shift internal resources to complete their Year 2000 mitigation, and delays in the purchasing patterns of clients and potential clients with respect to new projects; (iii) Year 2000 problems faced by the Company's material suppliers which could have an impact on the Company's business, results of operations or financial condition; and (iv) Year 2000 problems existent in the Company's internal information technology ("IT") systems and non-IT systems.

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

Through June 30, 1999, the Company had not incurred material costs directly relating to the remediation of Year 2000 problems. Pending further progress in its assessment of its exposure to the Year 2000 problem, as described in the preceding paragraphs, the Company is unable to estimate the costs of remediating the Year 2000 problem that it may incur in the future.

The Securities and Exchange Commission has asked publicly-traded companies to include a reasonable description of their most reasonably likely worst case Year 2000 scenario. As of the date of this report, the Company is uncertain as to such scenario, although the Company believes that it may include a situation where one of the Company's significant clients asks the Company to delay or stop work on an ongoing project due to the client's internal Year 2000 issues. The Company intends to address this uncertainty by continuing to assess its exposure to the Year 2000 problem, as described above. The Company intends to consider this scenario in its financial and strategic planning for 1999 and 2000, including in its projected personnel needs and other areas. As of June 30, 1999, the Company is not able to estimate revenue lost due to Year 2000 issues.

The Company has not yet established a contingency plan for addressing the most reasonably likely worst case Year 2000 scenario. The Company intends to establish such a plan to the extent the Company believes it necessary to do so, based on the impact that such scenario is expected to have on the Company's business, operating results, and financial condition.

SAFE HARBOR PROVISION

This Form 10-Q includes forward-looking statements (statements that are not historical facts) such as statements about the Company's announced merger with Razorfish, future net revenues and profits, capital expenditures, liquidity sources and needs, working capital needs, increases in personnel and related costs, opening additional offices, general and administrative expenses, sales and marketing expenses, issues arising out of the Year 2000 problem and other costs, in absolute terms, and as a percentage of net revenues. These forward-looking statements are subject to several risks and uncertainties and the Company's actual future results may differ significantly from those stated in any forward looking statements for a variety of reasons, including those set forth below in "Certain Factors That May Affect Future Results". The Company makes no commitments to disclose any revisions to forward-looking statements, or any facts, events or circumstances that may occur after the date of this Form 10-Q that may have an impact on the forward-looking statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated in forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

The Company has entered into a Merger Agreement with Razorfish, Inc. and a subsidiary of Razorfish, Inc., pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company would become a wholly-owned subsidiary of Razorfish. There can be no assurance that the Merger will be consummated. If the Merger is not consummated, there can be no assurance that the Company's results of operations and financial condition will not have been adversely affected by the Merger negotiations or the announcement of the Merger, by the passage of time following the signing of the Merger Agreement, or by other factors. If the Merger is consummated, stockholders of the Company will become stockholders of Razorfish, and as such will have the risks associated with an investment in that company.

The Company has completed, and may in the future pursue, acquisitions of companies, technologies or assets that complement the Company's business. The successful integration of acquired companies, technologies and assets, including Conduit and T3, is important to the future financial performance of the Company. The anticipated benefits of such acquisitions may not be achieved unless, among other things, the operations of acquired companies, technologies and assets, are successfully combined with those of the Company in a timely manner. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on the revenues and operating results of the combined enterprise. There can be no assurance that the Company will be able to successfully integrate such acquisitions into the operations of the Company.

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

The Company is subject to a number of risks that can adversely affect its international operations, including difficulties administering its business globally, managing foreign operations, currency fluctuations, restrictions against the repatriation of earnings, the burdens of complying with a wide variety of foreign laws, the uncertainty of laws and enforcement in certain jurisdictions relating to the protection of intellectual property rights and multiple and possibly overlapping tax structures. The Company recently expanded its international operations with the acquisition of Conduit on June 21, 1999.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the Company's acquisition of Conduit, the Company issued a total of 2,396,752 shares of its common stock on June 21, 1999 to the former stockholders of Conduit as consideration for all of the outstanding capital stock Conduit. This transaction was exempt from registration requirements pursuant to Regulation D and Regulation S under the Securities Act of 1933, as amended.

In connection with the Company's acquisition of T3, the Company issued a total of 89,640 shares of its common stock on May 25, 1999 to the former stockholder of T3 as consideration for all of the outstanding capital stock of T3. This transaction was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 20, 1999. The stockholders of the Company elected members of the Board of Directors and ratified the selection of PricewaterhouseCoopers LLP as the Company's auditors for 1999.

                        NUMBER OF SHARES OF COMMON STOCK

                                                                        BROKER
                                      FOR       AGAINST    ABSTAINED  NON-VOTERS
                                      ---       -------    ---------  ----------
    Lawrence P. Begley             15,035,450                 1,600
    Gregory S. Young               15,025,186                11,914

    Selection of
    PricewaterhouseCoopers LLP     15,022,717    3,300       11,033


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        Documents listed below are being filed as exhibits herewith.

        Exhibit 27.1  Financial Data Schedule

        Exhibit 27.2  Financial Data Schedule

    (b) Reports on Form 8-K:

        On July 2, 1999, the Company filed a form 8-K , setting forth information under Item 5 ("Other Events"). The event reported was the closing of the Conduit acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 1999

INTERNATIONAL INTEGRATION INCORPORATED

               By: /s/ Lawrence P. Begley
                  --------------------------
               Lawrence P. Begley
               Executive Vice President
               & Chief Financial Officer
               (Principal Financial Officer)

                INTERNATIONAL INTEGRATION INCORPORATED ("i-CUBE")
                                  EXHIBIT INDEX



              Exhibit No.         Description
              -----------     -------------------------
              10              Material Contracts
              27.1            Financial Data Schedule
              27.2            Financial Data Schedule