Form 10-Q/A
period 1999-06-30
INTERNATIONAL INTEGRATION INC
filed 1999-08-17
CIK 1060233

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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

This amendment is being filed solely to delete Exhibit 27.1 which was included in Company's filing of Form 10-Q in error. The entire Form 10-Q and Financial Data Schedules are filed herewith.

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

On June 21, 1999, the Company acquired all of the outstanding common stock of Reportsent, Ltd. and its majority-owned subsidiary Conduit Communications Ltd., (collectively, "Conduit") in exchange for 2,396,752 shares of i-Cube common stock. The Company's financial statements have been restated for all prior periods presented to reflect the acquisition of Conduit, which was accounted for as a pooling of interests.


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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the Company's acquisition of Conduit, the Company issued a total of 2,396,752 shares of its common stock on June 21, 1999 to the former stockholders of Conduit as consideration for all of the outstanding capital stock of Conduit. This transaction was exempt from registration requirements pursuant to Regulation D and Regulation S under the Securities Act of 1933, as amended.

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

Dated: August 16, 1999

INTERNATIONAL INTEGRATION INCORPORATED

               By: /s/ Lawrence P. Begley
                  --------------------------
               Lawrence P. Begley
               Executive Vice President
               & Chief Financial Officer
               (Principal Financial Officer)

                INTERNATIONAL INTEGRATION INCORPORATED ("i-CUBE")
                                  EXHIBIT INDEX



               Exhibit No.         Description
               -----------     -------------------------
               10              Material Contracts (incorporated by reference to
                               Company's Form 10-Q filed August 16, 1999)
               27.1            Financial Data Schedule
               27.2            Financial Data Schedule